Form 10QSB
period 1997-08-30
ROYAL PRECISION INC
filed 1997-10-14
CIK 1016395

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended August 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _________.

Commission File Number: 0-71735

                              ROYAL PRECISION, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             06-1453896
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             3490 CLUBHOUSE DRIVE
                                  SUITE 102
                            WILSON, WYOMING 83014
                            ---------------------
               (Address of principal executive offices) (Zip code)

                                 (307) 739-1188
                                 --------------
              (Registrant's telephone number, including area code)

                             FM PRECISION GOLF CORP.
                             -----------------------
                                  (Former Name)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
    ---      ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class                        Outstanding at September 30, 1997
-------------------                        ---------------------------------
Common Stock, par value $.001                  5,596,442 shares

ITEM 1.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)
              ----------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                   August 30,        May 31,
                                                      1997            1997
                                                      ----            ----
                                                  (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                            $    35,553      $    27,841
  Accounts receivable, net of allowance
    for doubtful accounts of $541,000
    at August 30, 1997 and $88,000
    at May 31, 1997                                 3,642,595        3,257,932
  Inventories, net                                  3,906,836        3,493,080
  Current portion of net investment
    in lease                                          225,935             --
  Prepaid expenses and other current assets           154,056           63,291
  Deferred income taxes                               222,877          222,877
                                                  -----------      -----------
              Total current assets                  8,187,852        7,065,021
                                                  -----------      -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                 37,500           37,500
  Buildings and improvements                          534,134          363,491
  Machinery and equipment                           4,398,781        2,669,898
                                                  -----------      -----------
                                                    4,970,415        3,070,889
  Less - Accumulated depreciation                    (297,449)        (202,449)
                                                  -----------      -----------
                                                    4,672,966        2,868,440
                                                  -----------      -----------
GOODWILL                                           10,300,696             --
                                                  -----------      -----------
DEFERRED MERGER COSTS                                    --            465,136
                                                  -----------      -----------
NET INVESTMENT IN LEASE, less current portion       2,754,925             --
                                                  -----------      -----------
OTHER ASSETS                                           53,492             --
                                                  -----------      -----------
DEFERRED INCOME TAXES                                  25,799           25,799
                                                  -----------      -----------
                                                  $25,995,730      $10,424,396
                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligations                 $ 3,195,276      $ 2,466,136
  Accounts payable                                  2,305,286        1,258,082
  Accrued expenses                                  2,109,191        1,724,815
  Supply agreement credits                            472,393             --
                                                  -----------      -----------
              Total current liabilities             8,082,146        5,449,033
                                                  -----------      -----------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, less current portion                 2,954,259        2,616,808
                                                  -----------      -----------
OTHER LIABILITIES                                     188,703             --
                                                  -----------      -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000
    shares authorized; no shares issued                  --               --
  Common stock, $.001 par value;
    50,000,000 shares authorized;
    5,546,442 and 4,175,394 shares issued
    and outstanding at August 30, 1997 and
    May 31, 1997, respectively                          5,546            4,175
  Additional paid-in capital                       13,805,977        1,420,825
  Retained earnings                                   959,099          933,555
                                                  -----------      -----------
              Total stockholders' equity           14,770,622        2,358,555
                                                  -----------      -----------
                                                  $25,995,730      $10,424,396
                                                  ===========      ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)
              ----------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------

                                            Three Months Ended
                                         -------------------------
                                         August 30,     August 31,
                                            1997           1996
                                            ----           ----
NET SALES                                $4,922,334     $4,849,748

COST OF SALES                             3,726,804      3,342,562
                                         ----------     ----------
         Gross profit                     1,195,530      1,507,186

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                1,025,452        748,485
                                         ----------     ----------

         Operating income                   170,078        758,701

INTEREST EXPENSE                            123,634        119,099
                                         ----------     ----------
         Income before provision for
           income taxes                      46,444        639,602

PROVISION FOR INCOME TAXES                   20,900        273,862
                                         ----------     ----------
         Net income                      $   25,544     $  365,740
                                         ==========     ==========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                            $0.01          $0.08
                                              =====          =====

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                             4,334,055      4,334,055
                                         ==========     ==========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)
              ----------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------

                                                       Three Months Ended
                                                       ------------------
                                                   August 30,       August 31,
                                                      1997             1996
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    25,544      $   365,740
  Adjustments to reconcile net income
    to net cash provided by operating
    activities -
      Depreciation                                     95,000           50,333
      Changes in operating assets and
        liabilities -
          Accounts receivable                         908,334        1,123,360
          Inventories                                 296,471         (148,763)
          Prepaid expenses and other
            current assets                            (30,739)        (324,969)
          Accounts payable and accrued
            expenses                                 (589,711)         765,684
                                                  -----------      -----------
                  Net cash provided by
                    operating activities              704,899        1,831,385
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from Royal Grip, Inc.                  17,568             --
  Purchases of equipment, net                        (230,005)        (232,789)
  Merger costs                                       (385,493)            --
  Acquisition of net assets of
    predecessor business                                 --         (6,824,206)
                                                  -----------      -----------
                  Net cash used in investing
                    activities                       (597,930)      (7,056,995)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     --          1,000,000
  Proceeds from long-term debt                           --          3,750,000
  Borrowings under line-of-credit, net                125,253          686,198
  Repayments of long-term debt and
    capital lease obligations                        (224,510)        (125,000)
                                                  -----------      -----------
                  Net cash (used in) provided
                    by financing activities           (99,257)       5,311,198
                                                  -----------      -----------

INCREASE IN CASH                                        7,712           85,588

CASH, beginning of period                              27,841             --
                                                  -----------      -----------
CASH, end of period                               $    35,553      $    85,588
                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for -
      Interest                                    $   133,964      $    88,163
                                                  ===========      ===========
      Income taxes                                $    60,000      $    48,750
                                                  ===========      ===========
    Net cash transactions -
      Accrued Merger and registration
        costs                                     $   520,632      $      --
                                                  ===========      ===========
      Issuance of common stock and options
        and warrants to purchase common
        stock for acquisition of RG               $12,994,518      $      --
                                                  ===========      ===========

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)
              ----------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (Unaudited)
                                   -----------


1.     Operations and Significant Accounting Policies:
       -----------------------------------------------

       Basis of presentation -
       -----------------------

       The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries (collectively, RPI or the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended May 31, 1997 included in the Company's Form S-4 Registration Statement dated August 15, 1997 (Registration Statement No. 333-28841). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

       Principles of consolidation -
       -----------------------------

       The accompanying consolidated financial statements include Royal Precision, Inc. (formerly FM Precision Golf Corp.) and its three wholly-owned subsidiaries, FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Royal Grip, Inc. (formerly FMPSUB, Inc.). No results of operations for Royal Grip, Inc. are included in the accompanying condensed consolidated statements of operations as RG had no material operating results since its acquisition on August 29, 1997 (see
       Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

       Reporting periods -
       -------------------

       The Company's first three fiscal quarters end on a Saturday. The Company's year end is May 31.

2.     Business Combination:
       ---------------------

       On May 14, 1997, RPI entered into an Agreement and Plan of Merger with Royal Grip, Inc. Under the terms of the Merger agreement, effective August 29, 1997, FMPSUB, Inc. (a wholly-owned subsidiary of RPI created for such purpose) merged with and into Royal Grip, Inc. (the Merger). Royal Grip, Inc. (RG) was the surviving corporation and became a wholly-owned subsidiary of RPI.

       In the Merger, each outstanding share of RG common stock was converted into one-half share of RPI common stock. No fractional shares of RPI were issued in the Merger. In lieu of any such fractional shares, each holder of fractional shares of RG common stock will be paid cash in an amount equal to such fractional interest multiplied by the average of the high and low trading prices per share of RG common stock for the five trading days ended immediately prior to the Merger. As a result of the Merger, the pre-Merger stockholders and option and warrant holders of RG own or have the right to acquire an aggregate of 30% of RPI's common stock on a fully diluted basis.

       The aggregate purchase price of $13,766,106 represents the sum of (i) the fair value of the 1,371,058 shares of RPI common stock issued in exchange for 2,742,116 of the shares of RG common stock outstanding as of the Merger date at $3.925 per share (the average closing bid price of RG common stock (pre-conversion) for the period from two days before until the two days after the announcement of the revised Merger terms) of $10,762,805, (ii) cash of $122 to be paid to RG stockholders in lieu of 31 fractional shares, as discussed above, (iii) the fair value of the options and warrants to purchase 982,250 shares of RG common stock outstanding as of the Merger date (which were converted into options and warrants to purchase 491,125 shares of RPI common stock in connection with the Merger) of $2,231,713, which amount was determined using the Black Scholes Valuation Model, and (iv) RPI Merger expenses of $771,466 (RG's Merger costs of approximately $637,000 were expensed and RG's registration statement costs of approximately $143,000 were charged to stockholders' equity by RG prior to the acquisition). RPI also incurred expenses of $607,995 associated with the Form S-4 Registration Statement which were charged to stockholders' equity. The Merger was accounted for as a purchase and the purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed as follows:

                 Cash                                            $    17,568
                 Accounts receivable                               1,292,997
                 Inventories                                         710,227
                 Net investment in lease                           2,980,860
                 Prepaid expenses and other current assets            68,226
                 Property and equipment                            1,669,521
                 Goodwill                                         10,300,696
                 Accounts payable and accrued expenses            (1,500,537)
                 Supply agreement credits                           (472,393)
                 Debt and capital lease obligations               (1,165,848)
                 Other, net                                         (135,211)
                                                                 -----------
                                                                 $13,766,106
                                                                 ===========

       The estimated fair values are subject to further refinement; however, RPI does not expect that the final allocation of the Merger purchase price will differ materially from the preliminary allocation included above.

       As of December 31, 1996, RG had Federal and state net operating loss
       (NOL) carry-forwards of approximately $4.3 million. Due to uncertainty of realization, a valuation allowance has been recorded to fully offset the value of the NOL carryforwards. If such carryforwards are used in the future, the related benefit will be recorded as a reduction in goodwill. RPI will amortize goodwill related to the RG acquisition over 20 years and will evaluate the asset for impairment by reviewing the estimated future cash flows of RG on a quarterly basis.

       In connection with the Merger, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000 to 50,000,000, reduce the par value of the common stock from $.01 to $.001 per share, split each issued and outstanding share of common stock into 4,175.394 shares of common stock and authorize 5,000,000 shares of $.001 par value preferred stock. In connection with the stock split, RPI paid $84 in lieu of issuing 10.46 fractional shares of RPI common stock. The accompanying condensed consolidated financial statements have been restated to reflect this share split and change in par value and authorized shares.

       In connection with the Merger, RG issued warrants to purchase 100,000 shares of RG common stock (pre-conversion) to an investment banker. The warrants were exercisable at a price of $.01 per share.
       Such warrants were exercised in September 1997 for $1,000.


3.     Inventories:
       ------------

       Inventories as of August 30, 1997 and May 31, 1997 consisted of the following:

                                       August 30, 1997         May 31, 1997
                                       ---------------         ------------
       Raw materials                      $1,468,227            $1,137,189
       Work-in-process                     1,113,799               964,904
       Finished goods                      1,041,089             1,107,266
       LIFO Reserve                          283,721               283,721
                                          ----------            ----------
                                          $3,906,836            $3,493,080
                                          ==========            ==========

4.     Supply Agreement Credits:
       -------------------------

       In December 1996, RG outsourced all of its production of non-cord grips to Acushnet Rubber Company (Acushnet). During the first quarter of 1997, Acushnet experienced startup delays in the production of grips. In light of these difficulties, RG and Acushnet renegotiated their agreement. In connection with this renegotiation, and subsequent production shortfalls, Acushnet agreed to provide RG with aggregate credits of $472,393 for future purchases of grips, to be applied against current accounts payable due to Acushnet. Additional credits may also be earned in the event Acushnet fails to meet future production requirements. These credits may be reduced, during calendar 1997 only, depending upon Acushnet's production beyond levels specified in the amendment to the Manufacturing and Supply Agreement, but only to the extent that the Company orders grips above such specified levels. The credits may also be reduced as a result of the cancellation of stock options granted to Acushnet. Because of the contingent nature of these credits, this amount is reflected as a liability (supply agreement credits) and a reduction in accounts payable to Acushnet. RPI intends to recognize these credits in 1997 as a reduction in cost of sales when it becomes probable and estimable that Acushnet will not be able to earn back the credits by either increasing its production or by virtue of a reduction in RG's orders below levels specified in the amendment. As of August 30, 1997, RPI has not recorded any of the credits as a reduction of cost of sales as Acushnet can still earn back the credits and such amounts, if earned back, are payable in cash.


5.     Long-Term Debt:
       ---------------

       FM Precision Golf Manufacturing Corp. (FMP) has a Credit Facility which includes a revolving line-of-credit and term loan. As of August 30, 1997, FMP had $1.6 million outstanding on its revolving line-of-credit. Borrowings on the Credit Facility bear interest at the prime rate plus 1.5% (Term Loan) and at the prime rate plus 1.25% (Revolver). The Term Loan is due in monthly principal installments of $69,712 commencing March 1997 through May 31, 1999 plus an additional annual principal payment each August in an amount equal to 30% of excess cash flow, as defined, for FMP's preceding fiscal year. The additional principal payment for fiscal 1997 was waived by the lender. The Revolver and Term Loan mature on May 31, 1999; however, the lender may extend the maturity to May 31, 2001. If the lender does not extend the maturity of the Credit Facility, the remaining principal outstanding under the Term Loan is due and payable May 31, 1999. The Credit Facility matures on May 31, 1999. The amount available for borrowings under the revolving credit portion of FMP's Credit Facility is determined pursuant to a formula which is based upon the levels of eligible accounts receivable and inventory subject to a maximum amount of $7.5 million, less the amount outstanding on the term portion of the Credit Facility. Based on eligible receivables and inventory at August 30, 1997, FMP had $1.8 million available for additional borrowings at such date. As of September 30, 1997, FMP was in the process of renegotiating certain terms of its Credit Facility with its lender. The proposed revisions include revised covenants based on RPI's new projections as a result of the Merger, a $1 million increase in the amount available for borrowing, a 1/4% reduction in the interest rate, an extended maturity date and the elimination of certain guarantees.

       In February 1997, RG entered into a new line of credit facility of $1.75 million and term loan of $700,000 with a commercial bank. These credit arrangements mature on February 10, 2000 and contain net worth requirements, prohibit dividend payments and limit capital expenditures. At March 31, 1997, RG was not in compliance with its quarterly net income
       (loss), debt service, and net worth debt covenants and anticipated not meeting many of its quarterly and monthly covenants during 1997. In April 1997, RG obtained an amended bank agreement which waived the existing net income (loss), debt service, and net worth covenant defaults and amended the debt agreement whereby the net income (loss) limits have been modified to a loss of no more than $1 million for the quarter ending March 31, 1997 and a cumulative loss of no more than $1.6 million (excluding the impact of the warrants issued to the investment banker in connection with the Merger) for the quarter ending June 30, 1997, and for each month thereafter in 1997. The agreement amended the net worth covenants to correlate with the net loss covenants above. The quarterly debt service and monthly loss limit covenants were waived by the bank for 1997. In addition, the interest rate was amended to the bank's prime rate plus 3.0 percent effective April 1, 1997, subject to change based on the operating results of RG. RG was in compliance with the amended debt covenants at August 30, 1997. At August 30, 1997, RPI believes that it is probable that RG will comply with the debt covenants at the measurement dates over the next twelve months; therefore, the long-term portion of RG's term loan is classified as long-term in the accompanying condensed consolidated balance sheet. As of August 30, 1997, RG had $617,000 available for additional borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forwarding Looking Statements -

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. This Form 10-QSB, any other Form 10-QSB, Form 10-KSB, or Form 8-K, or any other written or oral statements made by or on behalf of RPI may include forward looking statements which reflect RPI's current views with respect to future events and financial performance. These forward looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, RPI's cost of raw materials, the competitive environment in which RPI operates, and changes in the financial markets relating to RPI's capital structure and cost of capital. Statements in this Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RPI's Form S-4 Registration Statement dated August 15, 1997. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. RPI undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

       Overview -

       Royal Precision, Inc. (RPI or the Company) has three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp. and Royal Grip, Inc. (formerly known as FMPSUB, Inc.) (RG). RPI acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. merged with and into RG with RG being the surviving corporation. See Note 2 of Notes to Condensed Consolidated Financial Statements.

       FMP is a manufacturer and distributor of golf shafts which are sold to original equipment manufacturers (OEMs) and to distributors and retailers for use in the replacement market. Approximately 67% and 57% of FMP's sales for the three months ended August 30, 1997 and August 31, 1996 were to OEMs. Approximately 15% and 9% of FMP's sales for the three months ended August 30, 1997 and August 31, 1996, respectively, were exported to foreign markets in Japan, Canada and the United Kingdom.

       RG's results of operations since the Merger on August 29, 1997 were not material, therefore, no results of operations for RG have been included in the accompanying condensed consolidated statements of operations. RG designs and manufactures golf club grips and athletic headwear. RG's products are sold primarily throughout the United States, Japan and the United Kingdom. In December 1996, RG outsourced the manufacturing of its non-cord grips (see Note 4 of Notes to Condensed Consolidated Financial Statements).

       Three Months Ended August 30, 1997 Compared to the Three Months Ended August 31, 1996.

       Net Sales. Net sales for the three months ended August 30, 1997 were $4.9 million as compared to $4.8 million for the three months ended August 31, 1996. Sales of the Rifle shaft decreased by $.3 million for the three months ended August 30, 1997 to $2.4 million compared to sales in the three months ended August 31, 1996 of $2.7 million. This decrease was offset by an increase of $.4 million in sales of other steel shafts for the three months ended August 30, 1997, compared to the three months ended August 31, 1996.

       Cost of Goods Sold. Cost of goods sold was $3.7 million, or 75.7% of sales, for the three months ended August 30, 1997 as compared to $3.3 million, or 68.9% of sales, for the three months ended August 31, 1996. The percentage increase is the result of a change in product mix from higher margin products to lower margin products. The average cost per unit decreased by approximately 5% which was offset by a reduction in the average selling price of 13%.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.0 million, or 20.8% of sales, for the three months ended August 30, 1997 as compared to $.7 million, or 15.4% of sales, for the three months ended August 31, 1996. This increase is due to an additional $.3 million of management and professional fees in the 1997 period.

       Interest Expense. Interest expense was $124,000 for the three months ended August 30, 1997 compared to $119,000 for the three months ended August 31, 1996.

       Income taxes. The provision for income taxes for the three months ended August 30, 1997 was $21,000, or 45% of pre-tax income, compared to $274,000, or 43% of pre-tax income for the three months ended August 31, 1996. The increase in the expected rate for the 1997 period is due to the effect of non-deductible goodwill resulting from the Merger with RG.

       Liquidity and capital resources. At August 30, 1997, RPI had working capital of $106,000 and a current ratio of 1.0 to 1 as compared to working capital of $1.6 million and a current ratio of 1.3 to 1 at May 31, 1997. The reduction is primarily due to lower FMP accounts receivable due to the seasonality of the business and accrued transaction fees related to the Merger.

       FMP has a Credit Facility which includes a revolving line-of-credit and term loan. As of August 30, 1997, FMP had $1.6 million outstanding on its revolving line-of-credit. Borrowings on the Credit Facility bear interest at the prime rate plus 1.5% (Term Loan) and at the prime rate plus 1.25% (Revolver). The Term Loan is due in monthly principal installments of $69,712 commencing March 1997 through May 31, 1999 plus an additional annual principal payment each August in an amount equal to 30% of excess cash flow, as defined, for FMP's preceding fiscal year. The additional principal payment for fiscal 1997 was waived by the lender. The Revolver and Term Loan mature on May 31, 1999; however, the lender may extend the maturity to May 31, 2001. If the lender does not extend the maturity of the Credit Facility, the remaining principal outstanding under the Term Loan is due and payable May 31, 1999. The Credit Facility matures on May 31, 1999. The amount available for borrowings under the revolving credit portion of FMP's Credit Facility is determined pursuant to a formula which is based upon the levels of eligible accounts receivable and inventory subject to a maximum amount of $7.5 million, less the amount outstanding on the term portion of the Credit Facility. Based on eligible receivables and inventory at August 30, 1997, FMP had $1.8 million available for additional borrowings at such date. As of September 30, 1997, FMP is in the process of renegotiating certain terms of its Credit Facility with its lender. The proposed revisions include revised covenants based on RPI's new projections as a result of the Merger, a $1 million increase in the amount available for borrowing, a 1/4% reduction in the interest rate, an extended maturity date and the elimination of certain guarantees.

       In February 1997, RG entered into a new line of credit facility of $1.75 million and term loan of $700,000 with a commercial bank. These credit arrangements mature on February 10, 2000 and contain net worth requirements, prohibit dividend payments and limit capital expenditures. At March 31, 1997, RG was not in compliance with its quarterly net income
       (loss), debt service, and net worth debt covenants and anticipated not meeting many of its quarterly and monthly covenants during 1997. In April 1997, RG obtained an amended bank agreement which waived the existing net income (loss), debt service, and net worth covenant defaults and amended the debt agreement whereby the net income (loss) limits have been modified to a loss of no more than $1 million for the quarter ending March 31, 1997 and a cumulative loss of no more than $1.6 million (excluding the impact of the warrants issued to the investment banker in connection with the Merger) for the quarter ending June 30, 1997, and for each month thereafter in 1997. The agreement amended the net worth covenants to correlate with the net loss covenants above. The quarterly debt service and monthly loss limit covenants were waived by the bank for 1997. In addition, the interest rate was amended to the bank's prime rate plus 3.0 percent effective April 1, 1997, subject to change based on the operating results of RG. RG was in compliance with the amended debt covenants at August 30, 1997. At August 30, 1997, RPI believes that it is probable that RG will comply with the debt covenants at the measurement dates over the next twelve months; therefore, the long-term portion of RG's term loan is classified as long-term in the accompanying condensed consolidated balance sheet. As of

       August 30, 1997, RG had $617,000 available for additional borrowings.

       RPI believes that the funds anticipated to be generated from operations and the availability under FMP's and RG's credit facilities will be sufficient to satisfy RPI's working capital and capital expenditure requirements for at least the next year.

       During the three months ended August 30, 1997, net cash provided by operating activities was $705,000 which primarily resulted from reductions in FMP accounts receivable, inventories, accounts payable and accrued expenses (prior to the non-cash increase in accounts payable and accrued expenses of $520,000 related to accrued Merger costs).

       FMP used $598,000 in investing activities during the three months ended August 30, 1997, primarily due to $230,000 used to purchase additional property, plant and equipment during such period and Merger costs of approximately $386,000. RPI estimates that capital expenditures for the year ended May 31, 1998 will be approximately $1.6 million for FMP and $500,000 for the period from acquisition to May 31, 1998 for RG.

       Net cash used by financing activities was $99,000 primarily due to $125,000 of borrowings on FMP's revolving line-of-credit offset by repayments on long-term debt and capital lease obligations of $225,000.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.

         On August 29, 1997, RPI issued 50,000 shares of RPI Common Stock, par value $.001 ("Shares"), to EVEREN Securities, Inc. ("EVEREN") upon EVEREN's exercise of warrants to purchase 50,000 Shares at $.02 per share. The issuance of the Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         EVEREN is a registered Broker/Dealer and acted as financial adviser to RG with regard to RG's merger with a wholly owned subsidiary of RPI ("Merger") (See Note 2 Notes to Condensed Consolidated Financial Statements for a description of the Merger). EVEREN originally obtained warrants to purchase 100,000 shares of RG Common Stock at $.01 per share as partial consideration for EVEREN's preparation of a fairness opinion concerning the Merger pursuant to an engagement letter between EVEREN and RG dated April 29, 1997. Upon the completion of the Merger, EVEREN's warrants to purchase 100,000 shares of RG Common Stock at $.01 per share were converted into warrants to purchase 50,000 Shares at $.02 per share.

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports filed on Form 8-K.

6(a)     Exhibits

         (2) Plan of Acquisition, Reorganization, Arrangements,
         Liquidation or Succession

         Exhibit 2.1

         Agreement and Plan of Merger dated as of May 14, 1997 among Royal Grip, Inc., FM Precision Golf Corp. and FMPSUB, Inc. (incorporated by reference to Annex I to the Company's Registration Statement on Form S-4 filed on June 9, 1997, as amended by Amendment Number 1 filed on July 25, 1997, Amendment Number 2 filed on August 15, 1997 and Amendment Number 3 filed on August 18, 1997 (the Company's Form S-4); No. 333-28841).

         Exhibit 2.2

         Consulting Agreement dated as of May 14, 1997 between FM Precision Golf Corp. and Danny Edwards (incorporated by reference to Exhibit 2.2 to the Company's Form S-4; No. 333-28841).

         Exhibit 2.3

         Registration Rights Agreement dated as of May 14, 1997 among Danny Edwards, Drew M. Brown, DMB Property Ventures Limited Partnership, Mark
         N. Sklar, Bennett Dorrance, Trustee of the Bennett Dorrance Trust, Christopher A. Johnston, RPJ/JAJ Partners, Ltd., David E. Johnston, Kenneth J. Warren, Berenson, Minella & Company, L.P. and FM Precision Golf Corp.

         (incorporated by reference to Exhibit 2.3 to the Company's Form S-4; No. 333-28841).

         Exhibit 2.4

         Stockholder Agreement dated as of May 14, 1997 among Danny Edwards, Drew M. Brown, DMB Property Ventures Limited Partnership, Mark N. Sklar, Bennett Dorrance, Trustee of the Bennett Dorrance Trust, Christopher A. Johnston, RPJ/JAJ Partners, Ltd., David E. Johnston, Kenneth J. Warren, Berenson Minella & Company, L.P. and FM Precision Golf Corp. (incorporated by reference to Exhibit 2.4 to the Company's Form S-4; No. 333-28841).

         Exhibit 2.5

         Voting Agreement dated as of May 14, 1997 among Danny Edwards, Drew M. Brown, Mark N. Sklar, Bennett Dorrance, Trustee of the Bennett Dorrance Trust, DMB Property Ventures Limited Partnership and FM Precision Golf Corp. (incorporated by reference to Exhibit 2.5 to the Company's Form S-4; No. 333-28841).

         (3) Certificate of Incorporation and Bylaws

         Exhibit 3.1

         Amended and Restated Certificate of Incorporation of FM Precision Golf Corp. (incorporated by reference to Annex IV to the Company's Form S-4; No. 333-28841).

         Exhibit 3.2

         Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit
         3.2 to the Company's Form S-4; No. 333-28841).

         (4) Instruments Defining the Rights of Security Holders

         Exhibit 4.1

         See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation of FM Precision Golf Corp. (incorporated by reference to Exhibit 3.1 to the Company's Form S-4; No. 333-28841).

         Exhibit 4.2

         See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3 of
         Article VII of the Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form S-4; No. 333-28841).

         Exhibit 27

         Financial Data Schedule (submitted electronically for SEC information only).

6(b)     Reports on Form 8-K

         A current report on Form 8-K dated August 29, 1997 was filed by the Company on September 11, 1997 to report the Merger with Royal Grip, Inc.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ------------------------------------------
                                                ROYAL PRECISION, INC.
                                                    (Registrant)



Dated:  October 13, 1997             By: /s/  Allen W. Ritchie
                                         -------------------------------------
                                         Allen W. Ritchie,
                                         President and Chief Executive Officer
                                         (principal executive officer)

                                     By: /s/Christopher A. Johnston
                                         -------------------------------------
                                         Christopher A. Johnston
                                         Chairman of the Board and Treasurer
                                         (principal financial and accounting
                                            officer)

                                Exhibit Index
                                                                       Page No.

         Exhibits

         (2) Plan of Acquisition, Reorganization, Arrangements,
         Liquidation or Succession

         Exhibit 2.1

         Agreement and Plan of Merger dated as of May 14, 1997
         among Royal Grip, Inc., FM Precision Golf Corp. and FMPSUB,
         Inc. (incorporated by reference to Annex I to the Company's
         Registration Statement on Form S-4 filed on June 9, 1997, as      *
         amended by Amendment Number 1 filed on July 25, 1997,
         Amendment Number 2 filed on August 15, 1997 and Amendment
         Number 3 filed on August 18, 1997 (the Company's Form S-4);
         No. 333-28841).

         Exhibit 2.2

         Consulting Agreement dated as of May 14, 1997 between
         FM Precision Golf Corp. and Danny Edwards (incorporated by        *
         reference to Exhibit 2.2 to the Company's Form S-4; No.
         333-28841).

         Exhibit 2.3

         Registration Rights Agreement dated as of May 14, 1997
         among Danny Edwards, Drew M. Brown, DMB Property Ventures
         Limited Partnership, Mark N. Sklar, Bennett Dorrance,             *
         Trustee of the Bennett Dorrance Trust, Christopher A.
         Johnston, RPJ/JAJ Partners, Ltd., David E. Johnston, Kenneth
         J. Warren, Berenson, Minella & Company, L.P. and FM
         Precision Golf Corp.

         (incorporated by reference to Exhibit 2.3 to the Company's Form S-4; No. 333-28841).

         Exhibit 2.4

         Stockholder Agreement dated as of May 14, 1997 among
         Danny Edwards, Drew M. Brown, DMB Property Ventures Limited Partnership, Mark N. Sklar, Bennett Dorrance, Trustee of the
         Bennett Dorrance Trust, Christopher A. Johnston, RPJ/JAJ           *
         Partners, Ltd., David E. Johnston, Kenneth J. Warren,
         Berenson Minella & Company, L.P. and FM Precision Golf Corp. (incorporated by reference to Exhibit 2.4 to the Company's
         Form S-4; No. 333-28841).

         Exhibit 2.5

         Voting Agreement dated as of May 14, 1997 among Danny
         Edwards, Drew M. Brown, Mark N. Sklar, Bennett Dorrance,
         Trustee of the Bennett Dorrance Trust, DMB Property Ventures       *
         Limited Partnership and FM Precision Golf Corp.
         (incorporated by reference to Exhibit 2.5 to the Company's
         Form S-4; No. 333-28841).

         (3) Certificate of Incorporation and Bylaws

         Exhibit 3.1

         Amended and Restated Certificate of Incorporation of FM
         Precision Golf Corp. (incorporated by reference to Annex IV        *
         to the Company's Form S-4; No. 333-28841).

         Exhibit 3.2

         Bylaws of Royal Precision, Inc. (incorporated by
         reference to Exhibit 3.2 to the Company's Form S-4; No.            *
         333-28841).

         (4) Instruments Defining the Rights of Security Holders

         Exhibit 4.1

         See Articles FOUR, FIVE and SEVEN of the Amended and
         Restated Certificate of Incorporation of FM Precision Golf         *
         Corp. (incorporated by reference to Exhibit 3.1 to the Company's Form S-4; No. 333-28841).

         Exhibit 4.2

         See Article I, Sections 2.1 and 2.2 of Article II and
         Section 7.3 of Article VII of the Bylaws of Royal Precision,       *
         Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form S-4; No. 333-28841).

         Exhibit 27

         Financial Data Schedule (submitted electronically for SEC information only).

    * Incorporated by reference