Form 10QSB
period 1997-11-29
ROYAL PRECISION INC
filed 1998-01-13
CIK 1016395

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended November 29, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from __________ to _________.

Commission File Number: 0-71735

                              ROYAL PRECISION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                              06-1453896
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              3490 CLUBHOUSE DRIVE
                                    SUITE 102
                           JACKSON HOLE, WYOMING 83001
               (Address of Principal Executive Offices) (Zip code)

                                 (307) 739-1188
                (Issuer's Telephone Number, Including Area Code)


    (Former Name, Former Address and Former Fiscal Year if Changed Since Last
                                    Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Title of each class                            Outstanding at January  5, 1998
---------------------                            -------------------------------
Common Stock, par value $.001                            5,596,442 Shares


Transitional Small Business Disclosure Format (Check One):
Yes___  No x

ITEM 1.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              (formerly, FM Precision Golf Corp. and Subsidiaries)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                       November 29,     May 31,
                                                           1997          1997
                                                         --------      --------
                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                   $     --      $     28
  Accounts receivable, net of allowance
    for doubtful accounts of $617
    at November 29, 1997 and $88
    at May 31, 1997                                         3,256         3,258
  Inventories, net                                          4,231         3,493
  Current portion of net investment
    in lease                                                  230            --
  Prepaid expenses and other current assets                   118            63
  Deferred income taxes                                       223           223
                                                         --------      --------
              Total current assets                          8,058         7,065
                                                         --------      --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                         38            38
  Buildings and improvements                                  662           363
  Machinery and equipment                                   4,257         2,670
                                                         --------      --------
                                                            4,957         3,071
  Less - Accumulated depreciation                            (424)         (203)
                                                         --------      --------
                                                            4,533         2,868
                                                         --------      --------
GOODWILL, net                                              10,271            --
                                                         --------      --------
DEFERRED MERGER COSTS                                          --           465
                                                         --------      --------
NET INVESTMENT IN LEASE, less current portion               2,696            --
                                                         --------      --------
DEFERRED INCOME TAXES                                          26            26
                                                         --------      --------
                                                         $ 25,584      $ 10,424
                                                         ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligations                        $  3,287      $  2,466
  Accounts payable                                          1,932         1,258
  Accrued expenses                                          2,002         1,725
                                                         --------      --------
              Total current liabilities                     7,221         5,449
                                                         --------      --------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, less current portion                         3,695         2,617
                                                         --------      --------
OTHER LIABILITIES                                             187            --
                                                         --------      --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000
    shares authorized; no shares issued                        --            --
  Common stock, $.001 par value;
    50,000,000 shares authorized;
    5,596,442 and 4,175,394 shares issued and
    outstanding at November 29, 1997 and
    May 31, 1997, respectively                                  7             4
  Additional paid-in capital                               13,806         1,421
  Retained earnings                                           668           933
                                                         --------      --------
              Total stockholders' equity                   14,481         2,358
                                                         --------      --------
                                                         $ 25,584      $ 10,424
                                                         ========      ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              (formerly, FM Precision Golf Corp. and Subsidiaries)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (dollars in thousands)

                                          Three Months Ended             Six Months Ended
                                     ---------------------------    ---------------------------
                                     November 29,    November 30,   November 29,    November 30,
                                        1997            1996           1997            1996
                                     -----------     -----------    -----------     -----------
NET SALES:
   Golf shafts                       $     4,542     $     5,714    $     9,464     $    10,563
   Golf grips                              1,298              --          1,298              --
   Headwear                                1,022              --          1,022              --
                                     -----------     -----------    -----------     -----------
                                           6,862           5,714         11,784          10,563
                                     -----------     -----------    -----------     -----------
COST OF SALES:
   Golf shafts                             3,172           3,641          6,899           6,983
   Golf grips                                343              --            343              --
   Headwear                                  805              --            805              --
                                     -----------     -----------    -----------     -----------
                                           4,320           3,641          8,047           6,983
                                     -----------     -----------    -----------     -----------
   Gross profit                            2,542           2,073          3,737           3,580

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                 2,243           1,074          3,268           1,822

NONRECURRING MERGER
   RELATED EXPENSES                          675              --            675              --
                                     -----------     -----------    -----------     -----------
   Operating income (loss)                  (376)            999           (206)          1,758


INTEREST EXPENSE                             170              99            293             219

INTEREST INCOME                              (57)             --            (57)             --
                                     -----------     -----------    -----------     -----------
   Income (loss) before income
      taxes                                 (489)            900           (442)          1,539

INCOME TAXES                                (198)            385           (177)            659
                                     -----------     -----------    -----------     -----------
   Net income (loss)                 $      (291)    $       515    $      (265)    $       880
                                     ===========     ===========    ===========     ===========

NET INCOME (LOSS) PER COMMON
   AND COMMON EQUIVALENT SHARE       $     (0.05)    $      0.12    $     (0.05)    $      0.20
                                     ===========     ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                  5,596,442       4,334,055      4,965,249       4,334,055
                                     ===========     ===========    ===========     ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              (formerly, FM Precision Golf Corp. and Subsidiaries)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                           Six Months Ended
                                                        -----------------------
                                                      November 29,    November 30,
                                                          1997           1996
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   (265)      $    880
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities -
      Depreciation and amortization                          400            105
      Loss on write-off of fixed assets,net                  347             --
      Changes in operating assets and
        liabilities -
          Accounts receivable                              1,295            100
          Inventories                                        (28)          (377)
          Prepaid expenses and other
            assets                                           120           (233)
          Accounts payable and accrued
            expenses                                        (550)         1,108
          Supply agreement credits                          (472)            --
                                                        --------       --------
                  Net cash provided by
                    operating activities                     847          1,583
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from Royal Grip, Inc.                         18             --
  Purchases of equipment, net                               (612)          (293)
  Merger costs                                            (1,015)            --
  Acquisition of net assets of
    predecessor business                                      --         (6,824)
                                                        --------       --------
                  Net cash used in investing
                    activities                            (1,609)        (7,117)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                          --          1,000
  Proceeds from exercise of common stock
     warrants                                                  1             --
  Proceeds from long-term debt                             1,000          3,750
  Borrowings under lines-of-credit, net                      217          1,127
  Repayments of long-term debt and
    capital lease obligations                               (484)          (313)
                                                        --------       --------
                  Net cash provided
                    by financing activities                  734          5,564
                                                        --------       --------

INCREASE (DECREASE) IN CASH                                  (28)            30

CASH, beginning of period                                     28             --
                                                        --------       --------
CASH, end of period                                     $     --       $     30
                                                        ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for -
      Interest                                          $    269       $    202
                                                        ========       ========
      Income taxes                                      $     60       $    514
                                                        ========       ========

    Non-cash transaction -
      Issuance of common stock and options
        and warrants to purchase common
        stock for acquisition of RG                     $ 12,995       $     --
                                                        ========       ========

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

              (formerly, FM Precision Golf Corp. and Subsidiaries)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.     Operations and Significant Accounting Policies:

       Basis of presentation -

       The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries (collectively, RPI or the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended May 31, 1997 included in the Company's Form S-4 Registration Statement dated August 15, 1997 (Registration Statement No. 333-28841). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

       Principles of consolidation -

       The accompanying consolidated financial statements include Royal Precision, Inc. (RPI)(formerly FM Precision Golf Corp.) and its four wholly-owned subsidiaries, FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp. (FM Sales) and Royal Grip, Inc.
       (formerly FMPSUB, Inc.), and Roxxi, Inc. (RG). Results of operations for RG are included in the Company's Condensed Consolidated Statement of Operations since August 29, 1997, the effective date of the merger (see
       Note 2). Accordingly, RG's operations from August 29,1997 are included in the six-month period ended November 29, 1997 and RG's operations are not included in the three and six-month periods ended November 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

       Reporting periods -

       The Company's first three fiscal quarters end on a Saturday. The Company's yearend is May 31.

2.     Business Combination:

       On May 14, 1997, RPI entered into an Agreement and Plan of Merger with RG. Under the terms of the Merger agreement, effective August 29, 1997, FMPSUB, Inc. (a wholly-owned subsidiary of RPI created for such purpose) merged with and into RG (the Merger). RG was the surviving corporation and became a wholly-owned subsidiary of RPI.

       In the Merger, each outstanding share of RG common stock was converted into one-half share of RPI common stock. No fractional shares of RPI were issued in the Merger. In lieu of any such fractional shares, each holder of fractional shares of RG common stock was paid cash in an amount equal to such fractional interest multiplied by the average of the high and low trading prices per share of RG common stock for the five trading days ended immediately prior to the Merger. As a result of the Merger, the pre-Merger stockholders and option and warrant holders of RG own or have the right to acquire an aggregate of 30% of RPI's common stock on a fully diluted basis.

       The aggregate purchase price of $13,866,000 represents the sum of (i) the fair value of the 1,371,058 shares of RPI common stock issued in exchange for 2,742,116 of the shares of RG common stock outstanding as of the Merger date at $3.925 per share (the average closing bid price of RG common stock (pre-conversion) for the period from two days before until the two days after the announcement of the revised Merger terms) of $10,763,000, (ii) cash of $122 paid to RG stockholders in lieu of 31 fractional shares, as discussed above, (iii) the fair value of the options and warrants to purchase 982,250 shares of RG common stock outstanding as of the Merger date (which were converted into options and warrants to purchase 491,125 shares of RPI common stock in connection with the Merger) of $2,232,000, which amount was determined using the Black Scholes Valuation Model, and (iv) RPI Merger expenses of $872,000 (RG's Merger costs of approximately $637,000 were expensed and RG's registration statement costs of approximately $143,000 were charged to stockholders' equity by RG prior to the acquisition). RPI also incurred expenses of $608,000 associated with the Form S-4 Registration Statement which were charged to stockholders' equity. The Merger was accounted for as a purchase and the purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed as follows (in thousands):

                 Cash                                               $      18
                 Accounts receivable                                    1,293
                 Inventories                                              710
                 Net investment in lease                                2,981
                 Prepaid expenses and other current assets                 68
                 Property and equipment                                 1,670
                 Goodwill                                              10,401
                 Accounts payable and accrued expenses                 (1,501)
                 Supply agreement credits                                (472)
                 Debt and capital lease obligations                    (1,166)
                 Other, net                                              (136)
                                                                    ---------
                                                                    $  13,866
                                                                    =========

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

       In connection with the Merger, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000 to 50,000,000, reduce the par value of the common stock from $.01 to $.001 per share, split each issued and outstanding share of common stock into 4,175.394 shares of common stock and authorized 5,000,000 shares of $.001 par value preferred stock. In connection with the stock split, RPI paid $84 in lieu of issuing 10.46 fractional shares of RPI common stock. The accompanying condensed consolidated financial statements have been restated to reflect this share split and change in par value and authorized shares.

       In connection with the Merger, RG issued warrants to purchase 50,000 shares of RG common stock to an investment banker. The warrants were exercisable at a price of $.02 per share. Such warrants were exercised in September 1997 for $1,000.

       RPI recorded a charge of $675,000 in the second quarter of fiscal 1998 for nonrecurring Merger related expenses. The primary components of this expense are $375,000 related to a computer software installation that was abandoned as a result of the Merger, $100,000 related to certain headwear related contracts and $150,000 of severance as a result of organizational changes in connection with the Merger.

3.     Inventories:

       Inventories as of November 29, 1997 and May 31, 1997 consisted of the following (in thousands):


                                                November 29, 1997     May 31, 1997
                                                     ------              ------
       Raw materials                                 $1,662              $1,137
       Work-in-process                                1,142                 965
       Finished goods                                 1,143               1,107
       LIFO Reserve                                     284                 284
                                                     ------              ------
                                                     $4,231              $3,493
                                                     ======              ======

4.     Supply Agreement Credits:

       In December 1996, RG outsourced all of its production of non-cord grips to Acushnet Rubber Company (Acushnet). During the first quarter of 1997, Acushnet experienced startup delays in the production of grips. In light of these difficulties, RG and Acushnet renegotiated their agreement. In connection with this renegotiation, and subsequent production shortfalls, Acushnet agreed to provide RG with aggregate credits of $472,393 for future purchases of grips, to be applied against current accounts payable due to Acushnet. The Company has determined that the credits will not be earned back by Acushnet, and therefore recorded $472,393 during the quarter ended November 29, 1997 as a reduction in cost of sales. The credits were not earned back by Acushnet due to RG's purchase orders in the second half of 1997 being below levels which would allow Acushnet to earn back the credits.

5.     Long-Term Debt:

       FMP has a credit facility that includes a revolving line-of-credit and term loan. As of November 29, 1997, FMP had $1.6 million outstanding on its revolving line-of-credit and $4.0 outstanding on its term loan. In November 1997, the credit facility was amended (FMP Amendment) to eliminate certain personal guarantees, reduce the interest rate and extend the maturity date from May 31, 1999 to June 2, 2000; however, the lender may extend the maturity to May 31, 2001. Borrowings on the credit facility, as amended, bear interest at the prime rate plus 1.25% (Term
       Loan) and at the prime rate plus 1.0% (Revolver). The Term Loan is due in monthly principal installments of $69,712 commencing March 1997 through June 2, 2000 plus an additional annual principal payment each August in an amount equal to 30% of excess cash flow, as defined, for FMP's preceding fiscal year. The additional principal payment for fiscal 1997 was waived by the lender. The amount available for borrowings under the Revolver is determined pursuant to a formula which is based upon the levels of eligible accounts receivable and inventory subject to a maximum amount of $7.5 million, less the amount outstanding on the term portion of the credit facility. The FMP Amendment also resulted in the bank advancing an additional $1.0 million on the term loan. This advance was used to pay down the Revolver. Additionally, the FMP Amendment required FMP to provide certain projections to the bank by December 15, 1997 so that FMP and the lender could renegotiate the financial covenants as a result of the Merger. Accordingly, in January 1998, the financial covenants have been amended and restated for periods subsequent to the Merger. Based on eligible receivables and inventory as of November 29, 1997, FMP had $1.6 million available for additional borrowings.

       In February 1997, RG entered into a credit facility with a commercial bank consisting of a revolver of $1.75 million and a term loan of $700,000. The credit facility matures February 10, 2000 and contains net worth requirements, prohibits dividend payments and limits capital expenditures. The credit facility bears interest at the lender's prime rate plus 3%, subject to change based on the operating results of RG. As a result of the Merger, RG and the lender are in the process of modifying the loan covenant related to intercompany transfers. As of November 29, 1997, RG had $0.5 million outstanding on its revolving line-of-credit, $0.6 million outstanding on its term loan and $355,000 available for additional borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


       Forward Looking Statements -

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-QSB, any other Form 10-QSB, Form 10-KSB, or Form 8-K, or any other written or oral statements made by or on behalf of RPI may include forward looking statements which reflect RPI's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, RPI's cost of raw materials, the competitive environment in which RPI operates, and changes in the financial markets relating to RPI's capital structure and cost of capital. Statements in this Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RPI's Form S-4 Registration Statement dated August 15, 1997. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. RPI undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

       Overview -

       Royal Precision, Inc. (RPI or the Company) has four wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp., Royal Grip, Inc. (formerly known as FMPSUB, Inc.) and Roxxi, Inc. (RG). RPI acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. merged with and into RG with RG being the surviving corporation. See Note 2 of Notes to Condensed Consolidated Financial Statements.

       Results of operations for RG are included in the Company's Condensed Consolidated Statement of Operations since August 29, 1997, the effective date of the merger (See Note 2). Accordingly, RG's operations from August 29,1997, are included in the three and six-month periods ended November 29, 1997, but are not included in the three and six-month periods ended November 30, 1996.

       FMP is a manufacturer and distributor of golf shafts that are sold to original equipment manufacturers (OEMs) and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEM's. FMP also sells golf shafts in foreign markets such as, Japan, Canada and the United Kingdom.

       RG designs and distributes golf club grips and manufactures and distributes athletic headwear. RG's products are sold primarily throughout the United States, Japan and the United Kingdom. The majority of RG's grip sales are to the replacement market. In December 1996, RG outsourced the manufacturing of its non-cord grips (see Note 4 of Notes to Condensed Consolidated Financial Statements).

       Three and Six Months Ended November 29, 1997 Compared to the Three and Six Months Ended November 30, 1996.

       Net Sales. Net sales for the three months ended November 29, 1997 (second quarter) were $6.9 million, an increase of 21.1% over net sales of $5.7 million for the corresponding period in 1996. For the six months ended November 29, 1997, net sales were $11.8 million, an increase of 11.3% over net sales of $10.6 million for the same period in 1996. The increase in net sales of $1.1 million and $1.2 million for the three and six months ended November 29, 1997, respectively, as compared to the same periods of the prior year is primarily attributable to the inclusion of $2.3 million of net sales of golf club grips and headwear by RG for both periods reported. Partially offsetting the inclusion of RG's sales was a $1.2 million, or 21.1%, decline in golf shaft sales for the three months ended November 29, 1997, and a $1.1 million, or 10.4% decline in golf shaft sales, for the six months ended November 29, 1997. The reduction in shaft sales is primarily the result of lower Rifle shaft sales. Sales of the Rifle shaft decreased by $1.7 million and $2.1 million for the three and six months ended November 29, 1997, respectively, as compared to the same periods last year. This decrease was offset by an increase of $0.5 million and $1.0 million in sales of other steel shafts for the three and six months ended November 29, 1997, respectively, compared to the same periods last year. The Company believes the reduction in sales of Rifle shafts is due primarily to increased inventory levels at golf pro-shops and retail outlets resulting in a reduction in demand.

       Cost of Goods Sold. Cost of goods sold for the three months ended November 29, 1997 was $4.3 million, an increase of 19.4% over cost of goods sold of $3.6 million for the same period in 1996. For the six months ended November 29, 1997, cost of goods sold was $8.0 million, an increase of 14.3% over cost of goods sold of $7.0 million for the same period in 1996. The increase in cost of goods sold of $0.6 million and $1.0 million for the three and six months ended November 29, 1997, respectively, as compared to the same periods of the prior year is primarily attributable to the inclusion of $1.1 million of cost of goods sold for RG golf club grips and headwear for both periods reported. Partially offsetting the inclusion of RG's cost of goods sold was a decrease of $0.5 million and $0.1 million in golf shaft cost of sales for the three and six months ended November 29, 1997, respectively, as compared to the same periods last year. The decrease in cost of goods sold for the golf shaft business is primarily the result of the reduction in sales.

       As a percentage of sales, the gross profit on shaft sales declined from 36.3% to 30.2% and from 33.9% to 27.1% for the three and six months ended November 29, 1997, respectively. This reduction in gross profit percentage is primarily the result of a change in mix from the higher margin Rifle shafts to the lower margin commercial grade shafts.

       RG's gross profit and gross profit percentage was positively impacted during the quarter ended November 29, 1997 as a result of RG recording a $472,000 reduction in cost of sales related to supply agreement credits. See Note 4 of Notes to Condensed Consolidated Financial Statements.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 29, 1997 were $2.2 million, an increase of 100.0% over selling, general and administrative expenses of $1.1 million for the same period last year. For the six months ended November 29, 1997, selling, general and administrative expenses were $3.3 million, an increase of 83.3% over selling, general and administrative expenses of $1.8 million for the same period last year. The increase in selling, general and administrative expenses of $1.1 million and $1.5 million for the three and six months ended November 29, 1997, respectively, is primarily attributable to the inclusion of $1.0 million of selling, general and administrative expenses from RG for the periods reported. In addition, the Company amortized $130,000 of goodwill during the quarter and six months ended November 29, 1997 as a result of the Merger.

       Nonrecurring Merger Related Expenses. Nonrecurring Merger related expenses for the three and six months ended November 29, 1997 were $675,000 as compared to $0 for the corresponding periods last year. The primary components of this expense are $375,000 related to a computer software installation that was abandoned as a result of the Merger, $100,000 related to certain headwear related contracts and $150,000 of severance as a result of organizational changes in connection with the Merger.

       Interest Expense and Interest Income. Interest expense for the three months ended November 29, 1997 and November 30, 1996 was $170,000 compared to $99,000 and for the six months ended November 29, 1997 and November 30, 1996 was $293,000 compared to $219,000, respectively. The increase in interest expense is primarily attributable to the inclusion of interest expense of RG of $36,000 for the periods reported. Additionally, loan balances on FMP's Revolver were higher during 1997 as compared to 1996.

       Interest income for the three and six months ended November 29, 1997 was $57,000 compared to $0 for the same periods last year. This increase is due to the inclusion of interest income from RG's capital lease receivable in the 1997 periods.

       Income taxes. Income taxes for the three months ended November 29, 1997 and November 30, 1996 were a benefit of $198,000, or 40% and a provision of $385,000 or 43% respectively. Income taxes for the six months ended November 29, 1997 and November 30, 1996 were a benefit of $177,000, or 40%, and a provision of $659,000 or 43%. The reduction in the effective rate is due to the loss in the 1997 periods.

       Liquidity and capital resources. At November 29, 1997, RPI had working capital of $837,000 and a current ratio of 1.1 to 1 as compared to working capital of $1.6 million and a current ratio of 1.3 to 1 at May 31, 1997. The reduction is primarily due to an increase in the current portion of long-term debt and capital lease obligations of $0.8 million from May 31, 1997 to November 29, 1997 partially as a result of the costs related to the Merger and the inclusion of RG's debt.

       See Note 5 of Notes to Consolidated Financial Statements relating to terms of RPI's credit facilities.

       Currently RG does not own the inventory manufactured by Acushnet under its Manufacturing and Supply Agreement. Acushnet invoices RG when shipment is made to the ultimate customer. In the third fiscal quarter of 1997, RG expects to own certain inventory manufactured by Acushnet until it is sold to the customer. RG is in the process of obtaining financing for this inventory from its current lender. There can be no assurance that RG will be able to obtain this financing in amounts and on terms acceptable to the Company or which would allow the Company to finance this inventory.

       At January 7, 1998, FMP had $390,000 available for borrowing under its revolver after giving effect to the increase discussed below, and RG had $112,000 available for borrowing under its revolver. The reduction in availability from November 29, 1997 is a result of significant investment banking, severance, printing and legal payments made in December 1997 related to the Merger and the reduction in sales during the Company's seasonally slow months. On January 5, 1998 FMP's lender increased FMP's revolver availability by $250,000 for ten days in order to allow the lender and FMP time to negotiate a short-term increase in the Company's revolver. In addition, RG is seeking a short-term increase in its revolver with its lender. The Company believes that the increases in availability will provide enough cash to allow the Company to finance operations until the spring golf sales season begins. However, there can be no assurance that FMP and RG will obtain increases in their respective revolver availabilities in amounts and on terms acceptable to the Company or which would allow the Company to continue to finance its current operations or at all.

       During the six months ended November 29, 1997, net cash provided by operating activities was $847,000 which primarily resulted from reductions in accounts payable and accrued expenses of $0.6 million offset by a decrease in accounts receivable of $1.3 million excluding the impact of the RG Acquisition.

       FMP used $1.6 million in investing activities during the six months ended November 29, 1997, primarily due to $612,000 used to purchase additional property plant and equipment during such period and Merger costs of approximately $1,015,000. RPI estimates that capital expenditures for the year ended May 31, 1998 will be approximately $1.5 million for FMP and $300,000 for the period from acquisition to May 31, 1998 for RG.

       Net cash provided by financing activities for the six months ended November 29, 1997, was $0.7 million primarily due to the funding of $1.0 million on FMP's term loan and $0.2 million of net borrowings under FMP and RG's revolvers offset by repayments on long-term debt and capital lease obligations of $484,000.

       Business Environment and Future Results.

       Reliance on Third Party Suppliers RG currently purchases, and for an indefinite period of time intends to purchase, 100% of its entire supply of non-cord grips from Acushnet. During the transition to Acushnet, Acushnet experienced delays and quality problems in the production of grips, which adversely affected RG's customer relationships and results of operations.

       Under the amended Manufacturing and Supply Agreement, either Acushnet or RG may voluntarily terminate the agreement upon payment of a specified termination fee, among other things. If Acushnet elects to utilize such termination rights, RG currently has no back-up source of supply, and any transition to alternative suppliers or the resumption of in-house manufacturing operations by RG may result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations. However, the contract requires Acushnet to provide RG with 10 months notice to terminate the contract. Although RG believes that it has certain remedies available to it under its agreement with Acushnet arising out of a voluntary termination of the agreement by Acushnet, including the payment of termination fees and expenses, there can be no assurance that RG would be able to successfully pursue such remedies or that such remedies would adequately compensate RG for any losses incurred by it.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.
              None

Item 2.       Changes in Securities.
              None

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

              (10) Material Contracts

              Exhibit 10.3.11

              First Amendment to Financing Agreement dated January 29, 1997, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.

              Exhibit 10.3.12

              Second Amendment to Financing Agreement dated August 20, 1997, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.

              Exhibit 10.3.13

              Third Amendment to Financing Agreement dated November 7, 1997, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.

              Exhibit 10.3.14

              Fourth Amendment to Financing Agreement dated January 6, 1998, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.

              Exhibit 27

              Financial Data Schedule (submitted electronically for SEC Information only)

6(b)          Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ended November 29, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ROYAL PRECISION, INC.
                                                    (Registrant)





Dated: January 13, 1997             By: /s/ Allen W. Ritchie
                                       --------------------------
                                       Allen W. Ritchie
                                       President and Chief Executive Officer
                                       (principal executive officer)

                                    By: /s/ Thomas A. Schneider
                                       --------------------------
                                        Thomas A. Schneider
                                        Chief Financial Officer
                                        (principal financial and accounting
                                          officer)

                                  Exhibit Index

                                                                     Page Number

 Exhibit


(3) Certificate of Incorporation and Bylaws

Exhibit 3.1
Amended and Restated Certificate of Incorporation of FM Precision
Golf Corp. (incorporated by reference to Annex IV to the Company's       *
Form S-4; No. 333-28841).


Exhibit 3.2

Bylaws of Royal Precision, Inc. (incorporated by reference
to Exhibit 3.2 to the Company's Form S-4; No. 333-28841).                *

(4) Instruments Defining the Rights of Security Holders

Exhibit 4.1

See Articles FOUR, FIVE and SEVEN of the Amended and Restated
Certificate of Incorporation of FM Precision Golf Corp.                  *
(incorporated by reference to Exhibit 3.1 to the Company's
Form S-4; No. 333-28841).

Exhibit 4.2

See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3
of Article VII of the Bylaws of Royal Precision, Inc. (incorporated by   *
reference to Exhibit 3.2 to the Company's Form S-4; No. 333-28841).

Exhibit 10.3.11

First Amendment to Financing Agreement dated January 29, 1997,
between Star Bank, National Association, FM Precision Golf               22
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.12

Second Amendment to Financing Agreement dated August 20, 1997,
between Star Bank, National Association, FM Precision Golf               29
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.13

Third Amendment to Financing Agreement dated November 7, 1997,
between Star Bank, National Association, FM Precision Golf               33
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.14

Fourth Amendment to Financing Agreement dated January 6, 1998_,          40
between Star Bank, National Association, FM Precision Golf
Manufacturing Corp. and FM Precision Golf Sales Corp.



Exhibit 27

Financial Data Schedule (submitted electronically for SEC
Information only)

* Incorporated by reference