Form 10QSB
period 1998-02-28
ROYAL PRECISION INC
filed 1998-04-14
CIK 1016395

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended February 28, 1998

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

                             15170 North Hayden Road
                                     SUITE 1
                              Scottsdale, AZ 85260
               (Address of Principal Executive Offices) (Zip code)

                                 (602) 627-0200
                (Issuer's Telephone Number, Including Area Code)


    (Former Name, Former Address and Former Fiscal Year if Changed Since Last
                                     Report)
                              3490 Clubhouse Drive
                                   Suite 102
                          Jackson Hole, Wyoming 83001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Title of each class                          Outstanding at April 13, 1998
----------------------                         -------------------------------
Common Stock, par value $.001                            5,601,697 Shares


Transitional Small Business Disclosure Format (Check One):
Yes___  No x

ITEM 1.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              (formerly, FM Precision Golf Corp. and Subsidiaries)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            February 28,     May 31,
                                                                1998          1997
                                                              --------      --------
                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                       $     --      $     28
  Accounts receivable, net of allowance
    for doubtful accounts of $617
    at February 28, 1998 and $88
    at May 31, 1997                                             3,918         3,258
  Inventories, net                                              3,776         3,493
  Current portion of net investment
    in lease                                                      235            --
  Prepaid expenses and other current assets                        74            63
  Deferred income taxes                                           223           223
                                                             --------      --------
              Total current assets                              8,226         7,065
                                                             --------      --------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                           123            38
  Buildings and improvements                                      683           363
  Machinery and equipment                                       4,315         2,670
                                                             --------      --------
                                                                5,121         3,071
  Less - Accumulated depreciation                                (629)         (203)
                                                             --------      --------
                                                                4,492         2,868
                                                             --------      --------
GOODWILL, net                                                  10,158            --
                                                             --------      --------
DEFERRED MERGER COSTS                                              --           465
                                                             --------      --------
NET INVESTMENT IN LEASE, less current portion                   2,635            --
                                                             --------      --------
DEFERRED INCOME TAXES                                              26            26
                                                             --------      --------
                                                             $ 25,537      $ 10,424
                                                             ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligations                            $  4,146      $  2,466
  Accounts payable                                              2,093         1,258
  Accrued expenses                                              1,457         1,725
                                                             --------      --------
              Total current liabilities                         7,696         5,449
                                                             --------      --------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, less current portion                             3,435         2,617
                                                             --------      --------
OTHER LIABILITIES                                                 189            --
                                                             --------      --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000
    shares authorized; no shares issued                            --            --
  Common stock, $.001 par value;
    50,000,000 shares authorized; 5,598,942 and
    4,175,394 shares issued and
    outstanding at February 28, 1998 and
    May 31, 1997, respectively                                      6             4
  Additional paid-in capital                                   13,820         1,421
  Retained earnings                                               391           933
                                                             --------      --------
              Total stockholders' equity                       14,217         2,358
                                                             --------      --------
                                                             $ 25,537      $ 10,424
                                                             ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              (formerly, FM Precision Golf Corp. and Subsidiaries)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (dollars in thousands)

                                         Three Months Ended             Nine Months Ended
                                    ---------------------------    ---------------------------
                                    February 28,    February 28,   February 28,    February 28,
                                        1998            1997           1998            1997
                                    -----------     -----------    -----------     -----------
NET SALES:
   Golf shafts                     $     5,326     $     5,123    $    14,790     $    15,690
   Golf grips                            1,093              --          2,391              --
   Headwear                                814              --          1,836              --
                                   -----------     -----------    -----------     -----------
                                         7,233           5,123         19,017          15,690
                                   -----------     -----------    -----------     -----------
COST OF SALES:
   Golf shafts                           3,954           4,332         10,853          11,311
   Golf grips                              686              --          1,029              --
   Headwear                                602              --          1,407              --
                                   -----------     -----------    -----------     -----------
                                         5,242           4,332         13,289          11,311
                                   -----------     -----------    -----------     -----------
   Gross profit                          1,991             791          5,728           4,379

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES               2,227             905          5,495           2,738

NONRECURRING MERGER
   RELATED EXPENSES                         90              --            765              --
                                   -----------     -----------    -----------     -----------
   Operating income (loss)                (326)           (114)          (532)          1,641


INTEREST EXPENSE                           191             126            484             345

INTEREST INCOME                            (56)             --           (113)             --
                                   -----------     -----------    -----------     -----------
   Income (loss) before income
     taxes                                (461)          (240)           (903)          1,296

BENEFIT FROM (PROVISION FOR)
   INCOME TAXES                            184            106             361            (553)
                                   -----------     -----------    -----------     -----------
   Net income (loss)               $      (277)    $     (134)    $      (542)    $       743
                                   ===========     ===========    ===========     ===========

BASIC AND DILUTED NET INCOME
   (LOSS) PER COMMON SHARE         $     (0.05)    $    (0.03)    $     (0.11)    $      0.18
                                   ===========     ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                       5,596,914      4,175,394       5,127,624       4,175,394
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

                                                           Nine Months Ended
                                                        -----------------------
                                                      February 28,      February 28,
                                                          1998             1997
                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $   (542)        $    743
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities -
      Depreciation and amortization                      737              163
      Loss on write-off of fixed assets,net              347             --
      Changes in operating assets and
        liabilities -
          Accounts receivable                            633               47
          Inventories                                    427             (197)
          Prepaid expenses and other
            assets                                       166             (189)
          Accounts payable and accrued
            expenses                                    (880)           1,326
          Deferred income taxes                         --                (91)
          Supply agreement credits                      (472)            --
                                                    --------         --------
                  Net cash provided by
                    operating activities                 416            1,802
                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from Royal Grip, Inc.                     18             --
  Purchases of equipment, net                           (776)            (843)
  Merger costs                                        (1,032)            --
  Acquisition of net assets of
    predecessor business                                --             (6,824)
                                                    --------         --------
                  Net cash used in investing
                    activities                        (1,790)          (7,667)
                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                    --              1,000
  Proceeds from exercise of common stock
     options                                              14             --
  Proceeds from long-term debt                         1,000            3,750
  Borrowings under lines-of-credit, net                1,075            1,693
  Repayments of long-term debt and
    capital lease obligations                           (743)            (511)
                                                    --------         --------
                  Net cash provided
                    by financing activities            1,346            5,932
                                                    --------         --------

INCREASE (DECREASE) IN CASH                              (28)              67

CASH, beginning of period                                 28             --
                                                    --------         --------
CASH, end of period                                 $   --           $     67
                                                    ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for -
      Interest                                      $    473         $    306
                                                    ========         ========
      Income taxes                                  $     60         $    742
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

         Reclassifications -

         Certain prior year amounts have been reclassified to conform to current year presentation.

         Principles of consolidation -

         The accompanying consolidated financial statements include Royal Precision, Inc. (RPI)(formerly FM Precision Golf Corp.) and its three wholly-owned subsidiaries, FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp. (FM Sales) and Royal Grip, Inc (formerly FMPSUB, Inc.)and its wholly owned subsidiary, Roxxi, Inc. (collectively
         RG). Results of operations for RG are included in the Company's Condensed Consolidated Statement of Operations since August 29, 1997, the effective date of the merger (see Note 2). Accordingly, RG's operations from August 29,1997 are included in the three and nine-month periods ended February 28, 1998 and RG's operations are not included in the three and nine-month periods ended February 28, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

         Reporting periods -

         The Company's first three fiscal quarters end on a Saturday. The Company's year end is May 31.

         New accounting standard -

         In June 1997, the Financial Accounting Standards Board adopted a new standard on reporting comprehensive income, which established standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. The standard will become effective for the Company in fiscal 1999 and will require reclassification of comparative financial statements for prior years.

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

         The aggregate purchase price of $13,883,000 represents the sum of (i) the fair value of the 1,371,058 shares of RPI common stock issued in exchange for 2,742,116 of the shares of RG common stock outstanding as of the Merger date at $3.925 per share (the average closing bid price of RG common stock (pre-conversion) for the period from two days before until the two days after the announcement of the revised Merger terms) of $10,763,000, (ii) cash of $122 paid to RG stockholders in lieu of 31 fractional shares, as discussed above, (iii) the fair value of the options and warrants to purchase 982,250 shares of RG common stock outstanding as of the Merger date (which were converted into options and warrants to purchase 491,125 shares of RPI common stock in connection with the Merger) of $2,232,000, which amount was determined using the Black Scholes Valuation Model, and (iv) RPI Merger expenses of $888,000 (RG's Merger costs of approximately $637,000 were expensed and RG's registration statement costs of approximately $143,000 were charged to stockholders' equity by RG prior to the acquisition). RPI also incurred expenses of $608,000 associated with the Form S-4 Registration Statement which were charged to stockholders' equity. The Merger was accounted for as a purchase and the purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed as follows (in thousands):


                 Cash                                               $      18
                 Accounts receivable                                    1,293
                 Inventories                                              710
                 Net investment in lease                                2,981
                 Prepaid expenses and other current assets                 68
                 Property and equipment                                 1,670
                 Goodwill                                              10,418
                 Accounts payable and accrued expenses                 (1,501)
                 Supply agreement credits                                (472)
                 Debt and capital lease obligations                    (1,166)
                 Other, net                                              (136)
                                                                    ---------
                                                                    $  13,883
                                                                    =========

         The estimated fair values are subject to further refinement; however, RPI does not expect that the final allocation of the Merger purchase price will differ materially from the preliminary allocation included above.

         RPI is amortizing the goodwill related to the RG acquisition over 20 years and evaluates the asset for impairment by reviewing the estimated future cash flows of the acquired operations on a quarterly basis.

         As of December 31, 1996, RG had Federal and state net operating loss
         (NOL) carry-forwards of approximately $4.3 million. Due to uncertainty of realization, a valuation allowance has been recorded to fully offset the value of the NOL carryforwards. If such carryforwards are used in the future, the related benefit will be recorded as a reduction in goodwill.

         In connection with the Merger, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000 to 50,000,000, reduce the par value of the common stock from $.01 to $.001 per share, split each issued and outstanding share of common stock into 4,175.394 shares of common stock and to authorize 5,000,000 shares of $.001 par value preferred stock. In connection with the stock split, RPI paid $84 in lieu of issuing 10.46 fractional shares of RPI common stock. The accompanying condensed consolidated financial statements have been restated to reflect this share split and change in par value and authorized shares.

         In connection with the Merger, RG issued warrants to purchase 50,000 shares of RG common stock to an investment banker. The warrants were exercisable at a price of $.02 per share. Such warrants were exercised in September 1997 for $1,000.

         RPI recorded a charge of $765,000 in the nine months ended February 28, 1998 for nonrecurring Merger related expenses. The components of this expense are $375,000 related to a computer software installation that was abandoned as a result of the Merger, $100,000 related to certain headwear related contracts, $140,000 of relocation expenses and $150,000 of severance as a result of organizational changes in connection with the Merger.

3. In February 1997, the Financial Accounting Standards Board adopted a new standard (SFAS No. 128) on accounting for earnings per share (EPS). This new standard replaced the presentation of primary EPS with a presentation of basic EPS and changed the fully diluted terminology to diluted. It also requires dual presentation of basic and diluted EPS on the face of the income statement. In February 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98, which, among other things, addresses the impact of cheap stock in earnings per share computations. All weighted average share and net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 and SAB No. 98 requirements.

         Basic earnings per common share are based on the average number of common shares outstanding. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the year. Stock options, if outstanding, were antidilutive in all periods presented. Therefore, basic and diluted net income (loss) per share amounts are computed using the actual weighted average shares of common stock outstanding.

4.       Inventories:

         Inventories as of February 28, 1998 and May 31, 1997 consisted of the following (in thousands):

                                                February 28, 1998     May 31, 1997
                                                     ------              ------
       Raw materials                                 $1,163              $1,137
       Work-in-process                                1,238                 965
       Finished goods                                 1,091               1,107
       LIFO Reserve                                     284                 284
                                                     ------              ------
                                                     $3,776              $3,493
                                                     ======              ======

         Included in the inventory balance as of February 28, 1998 are reserves of $1.0 million.


5.       Supply Agreement Credits:

         In December 1996, RG outsourced all of its production of non-cord grips to Acushnet Rubber Company (Acushnet). During the first calendar quarter of 1997, Acushnet experienced startup delays in the production of grips. In light of these difficulties, RG and Acushnet renegotiated their agreement. In connection with this renegotiation, and subsequent production shortfalls, Acushnet agreed to provide RG with aggregate credits of $472,393 for future purchases of grips, to be applied against current accounts payable due to Acushnet. The Company determined that the credits would not be earned back by Acushnet, and therefore recorded $472,393 during the second fiscal quarter of 1998 as a reduction in cost of sales. The credits were not earned back by Acushnet due to RG's purchase orders in the second half of calendar 1997 being below levels which would allow Acushnet to earn back the credits. A difference of opinion has arisen between the parties as to the timing of payments for certain grips that have been manufactured by Acushnet. RG has offered a payment schedule for certain grips, which offer was rejected. In response to a formal claim for payment, RG has denied any legal liability but has offered to negotiate this issue along with other issues concerning damages RG incurred during the transition to Acushnet. RG anticipates that this issue will be resolved between the parties or will be settled through the dispute resolution procedures provided in the Acushnet Agreement. However, there can be no assurances that the resolution procedures will provide a mutually satisfactory result.

6.       Long-Term Debt:

         FMP has a credit facility that includes a revolving line-of-credit and term loan. As of February 28, 1998, FMP had $2.5 million outstanding on its revolving line-of-credit and $3.8 outstanding on its term loan. During fiscal 1998, FMP has entered into several amendments to the credit facility with its lender. The effect of the amendments was to provide for an additional advance of $250,000 which amount was due and repaid on January 16, 1998, provide for an additional advance of $350,000 which amount is due and is repayable in three installments during May 1998, reduce the interest rate on the term loan and revolving credit portions of the credit facility to the prime rate plus 1.25% and the prime rate plus 1.0%, respectively, advance an additional $1.0 million on the term loan (used to pay down the revolver) and revise the financial covenants for FMP effective December 31, 1997. In addition, the amendments also eliminated all personal guarantees and extended the maturity date from May 31, 1999 to June 2, 2000; however, the lender may extend the maturity to May 31, 2001. The Term Loan is due in monthly principal installments of $69,712 commencing March 1997 through June 2, 2000 plus an additional annual principal payment each August in an amount equal to 30% of excess cash flow, as defined, for FMP's preceding fiscal year. FMP is in compliance with all debt covenants at February 28, 1998. Based on eligible receivables and inventory as of February 28, 1998, FMP had $1.6 million available for additional borrowings.

         In February 1997, RG entered into a credit facility with a commercial bank consisting of a revolver of $1.75 million and a term loan of $700,000. The credit facility matures February 10, 2000 and contains net worth requirements, prohibits dividend payments and limits capital expenditures. Effective January 1, 1998, the credit facility bears interest at the prime rate plus 4%. The interest rate increased in accordance with the agreement based on the amount of RG's loss for the year ended December 31, 1997. RG is in compliance with all debt covenants at February 28, 1998. RG is currently renegotiating its financial covenants for periods after March 31, 1998 to conform with RG's fiscal reporting periods as a result of the Merger. As of February 28, 1997, RG had $0.5 million outstanding on its revolving line-of-credit, $0.6 million outstanding on its term loan and $352,000 available for additional borrowings.

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

         Overview -

         Royal Precision, Inc. (RPI or the Company) has three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp., Royal Grip, Inc. (formerly known as FMPSUB,Inc.) and its wholly owned subsidiary, Roxxi, Inc. (collectively
         RG). RPI acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. merged with and into RG with RG being the surviving corporation. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         Results of operations for RG are included in the Company's Condensed Consolidated Statement of Operations since August 29, 1997, the effective date of the merger (See Note 2). Accordingly, RG's operations from August 29, 1997, are included in the three and nine-month periods ended February 28, 1998, but are not included in the three and nine-month periods ended February 28, 1997.

         FMP is a manufacturer and distributor of golf shafts that are sold to original equipment manufacturers (OEMs) and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEM's. FMP also sells golf shafts in foreign markets including Japan, Canada and the United Kingdom.

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

         Three and Nine Months Ended February 28, 1998 Compared to the Three and Nine Months Ended February 28, 1997.

         Net Sales. Net sales for the three months ended February 28, 1998 (third quarter) were $7.2 million, an increase of 41.2% over net sales of $5.1 million for the corresponding period in 1997. For the nine months ended February 28, 1998, net sales were $19.0 million, an increase of 21.2% over net sales of $15.7 million for the same period in 1997. The increase in net sales of $2.1 million and $3.3 million for the three and nine months ended February 28, 1998, respectively, as compared to the same periods of the prior year is primarily attributable to the inclusion of $1.9 million and $4.2 million of net sales of golf club grips and headwear by RG, respectively. Net sales of golf shaft sales for the three months ended February 28, 1998 increased by $0.2 million or 4.0%. Partially offsetting the inclusion of RG's sales for the nine months ended February 28, 1998 was a $0.9 million, or 5.7%, decline in golf shaft sales. The increase in shaft sales for the quarter ended February 28, 1998 as compared to the same quarter last year is primarily attributable to an increase in commercial grade shaft sales of $436,000 partially offset by a decrease in Rifle shaft sales of $305,000. The reduction in shaft sales for the nine months ended February 28, 1998 as compared to the same period last year is primarily the result of lower Rifle shaft sales. Sales of the Rifle shaft decreased by $2.4 million for the nine months ended February 28, 1998, as compared to the same period last year. This decrease was offset by an increase of $1.5 million in sales of other steel shafts for the nine months ended February 28, 1997, compared to the same period last year. The reduction in Rifle shaft sales is due to reduced sales to the international markets.

         Cost of Goods Sold. Cost of goods sold for the three months ended February 28, 1998 was $5.2 million, an increase of 21.0% over cost of goods sold of $4.3 million for the same period in 1997. For the nine months ended February 28, 1998, cost of goods sold was $13.3 million, an increase of 17.4% over cost of goods sold of $11.3 million for the same period in 1997. The increase in cost of goods sold of $0.9 million and $2.0 million for the three and nine months ended February 28, 1998, respectively, as compared to the same periods of the prior year is attributable to the inclusion of $1.3 million and $2.4 million, respectively, of cost of goods sold for RG golf club grips and headwear. Partially offsetting the inclusion of RG's cost of goods sold was a decrease of $0.4 million and $0.5 million in golf shaft cost of sales for the three and nine months ended February 28, 1998, respectively, as compared to the same periods last year. The decrease in cost of goods sold for the golf shaft business is primarily the result of a change in mix to lower cost commercial grade shafts.

         As a percentage of sales, the gross profit on shaft sales increased from 15.4% to 25.8% and decreased from 27.9% to 26.6% for the three and nine months ended February 28, 1998, respectively as compared to the same periods in 1997. This increase in gross profit percentage for the quarter ended February 28, 1998 is primarily the result of an inventory writeoff of $197,000 in the three months ended February 28, 1997 and a positive change in manufacturing spending variance of $166,000 in the three months ended February 28, 1998 as compared to the same quarter last year.

         RG's gross profit and gross profit percentage was positively impacted during the nine months ended February 28, 1998 as a result of RG recording a $472,000 reduction in cost of sales related to supply agreement credits. See Note 4 of Notes to Condensed Consolidated Financial Statements.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 1998 were $2.2 million, an increase of 146.1% over selling, general and administrative expenses of $0.9 million for the same period last year. For the nine months ended February 28, 1998, selling, general and administrative expenses were $5.5 million, an increase of 101.5% over selling, general and administrative expenses of $2.7 million for the same period last year. The increase in selling, general and administrative expenses of $1.3 million and $2.8 million for the three and nine months ended February 28, 1998, respectively, is primarily attributable to the inclusion of $0.8 million and $1.9 million of selling, general and administrative expenses from RG for the periods reported. In addition, the Company amortized $130,000 and $260,000 of goodwill during the three and nine months ended February 28, 1998 as a result of the Merger. In addition, advertising expenses for FMP increased $90,000 and $156,000 for the three and nine months ended February 28, 1998 as compared to the same periods last year.

         Nonrecurring Merger Related Expenses. Nonrecurring Merger related expenses for the three and nine months ended February 28, 1997 were $90,000 and $765,000 as compared to $0 for the corresponding periods last year. The primary components of this expense are $375,000 related to a computer software installation that was abandoned as a result of the Merger, $100,000 related to certain headwear related contracts, $140,000 of relocation expenses and $150,000 of severance as a result of organizational changes in connection with the Merger.

         Interest Expense and Interest Income. Interest expense for the three months ended February 28, 1998 and 1997 was $191,000 compared to $126,000 and for the nine months ended February 28, 1998 and 1997 was $484,000 compared to $345,000, respectively. The increase in interest expense is primarily attributable to the inclusion of interest expense of RG of $37,000 and $73,000 for the three and nine month periods reported, respectively. Additionally, loan balances on FMP's revolving credit facility were higher during the three and nine months ended February 28, 1998 as compared to the same periods in 1997.

         Interest income for the three and nine months ended February 28, 1998 was $56,000 and $113,000, respectively, compared to $0 for the same periods last year. This increase is due to the inclusion of interest income from RG's capital lease receivable in the 1998 periods.

         Income taxes. Income taxes for the three months ended February 28, 1998 and 1997 were a benefit of $184,000 and $106,000, or a tax rate of 40% and 44%, respectively. Income taxes for the nine months ended February 28, 1998 and February 28, 1997 were a benefit of $361,000, or a tax rate of 40%, and a provision of $553,000 or a tax rate of 43%. The reduction in the effective rate is due to the loss in the 1998 period.


         Liquidity and capital resources. At February 28, 1998, RPI had working capital of $530,000 and a current ratio of 1.1 to 1 as compared to working capital of $1.6 million and a current ratio of 1.3 to 1 at May 31, 1997. The reduction in working capital is primarily due to an increase in the current portion of long-term debt and capital lease obligations of $1.7 million from May 31, 1997 to February 28, 1998 partially as a result of the costs related to the Merger and the inclusion of RG's debt in the February 28, 1998 balances.

         See Note 6 of Notes to Condensed Consolidated Financial Statements for a description of the terms of RPI's credit facilities.

         Currently RG does not own the inventory manufactured by Acushnet under its Manufacturing and Supply Agreement. Acushnet invoices RG when shipment is made to the ultimate customer. See Note 5 of Notes to Condensed Consolidated Financial Statements relating to the purchase of grip inventory.

         At April 2, 1998, FMP had $1.5 million available for borrowing under its revolving line of credit after giving effect to the amendments to its credit facility and RG had $267,000 available for borrowing under its revolver. The Company believes that it has enough credit availability to finance its operations over the next twelve months.

         During the nine months ended February 28, 1998, net cash provided by operating activities was $412,000 which primarily resulted from decreases in accounts receivable and inventory of $1.1 million offset by a decrease in accounts payable of $880,000.

         RPI used $1.8 million in investing activities during the nine months ended February 28, 1998, primarily due to $776,000 used to purchase additional property plant and equipment during such period and Merger costs of $1,015,000. RPI estimates that capital expenditures for the year ended May 31, 1998 will be approximately $1.1 million for FMP and $300,000 for the period from acquisition to May 31, 1998 for RG.

         Net cash provided by financing activities for the nine months ended February 28, 1998, was $1.3 million primarily due to the funding of $1.0 million on FMP's term loan and $1.1 million of net borrowings under FMP and RG's revolvers offset by repayments on long-term debt and capital lease obligations of $743,000.


         Business Environment and Future Results.

         Reliance on Third Party Suppliers. RG currently purchases, and for an indefinite period of time intends to purchase, 100% of its entire supply of non-cord grips from Acushnet. During the transition to Acushnet, Acushnet experienced delays and quality problems in the production of grips, which adversely affected RG's customer relationships and results of operations. Net sales of golf club grips for the nine months ended February 28, 1998 and 1997 were $6.2 million and $4.4 million, respectively. The decrease in net sales of $1.8 million is due to problems that arose during the transition. See note 1 of Notes to Condensed Consolidated Financial Statements for an explanation of why nine month comparative information for RG is not included in the financial statements.

         Under the amended Manufacturing and Supply Agreement, either Acushnet or RG may voluntarily terminate the agreement upon payment of a specified termination fee, among other things. If Acushnet elects to utilize such termination rights, RG currently has no back-up source of supply, and any transition to alternative suppliers or the resumption of in-house manufacturing operations by RG may result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations. However, the contract requires Acushnet to provide RG with 10 months notice to terminate the contract. Such ten-month notice may be given by Acushnet on or after June 30, 1998. Although RG believes that it has certain remedies available to it under its agreement with Acushnet arising out of a voluntary termination of the agreement by Acushnet, including the payment of termination fees and expenses, there can be no assurance that RG would be able to successfully pursue such remedies or that such remedies would adequately compensate RG for any losses incurred by it.

         A dispute has arisen as to payment for certain grips that have been manufactured by Acushnet at the request of RG. While RG denies any contractual obligation to pay, RG has offered to pay for certain grips over time which offer was rejected. In response to a formal claim for payment RG has denied any legal liability but has offered to negotiate this issue along with other issues concerning damages RG incurred during the transition to Acushnet. RG anticipates that this issue will be resolved between the parties or will be settled through the dispute resolution procedures provided in the Acushnet Agreement. However, there can be no assurances that the resolution procedures will provide a mutually satisfactory result.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities and Use of Proceeds.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.

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

         (10) Material Contracts

         Exhibit 10.3.11

         First Amendment to Financing Agreement dated January 29, 1997, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit
         10.3.11 of the registrant's quarterly report on Form 10-QSB for the period ended November 29, 1997 (the "November 1997 Form 10-QSB"); commission file no. 0-71735).


         Exhibit 10.3.12

         Second Amendment to Financing Agreement dated August 20, 1997, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit
         10.3.12 of the November 1997 Form 10-QSB).

         Exhibit 10.3.13

         Third Amendment to Financing Agreement dated November 7, 1997, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit
         10.3.13 of the November 1997 Form 10-QSB).

         Exhibit 10.3.14

         Fourth Amendment to Financing Agreement dated January 6, 1998, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit
         10.3.14 of the November 1997 Form 10-QSB).

         Exhibit 10.3.15

         Fifth Amendment to Financing Agreement dated January 13, 1998, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.

         Exhibit 10.3.16

         Sixth Amendment to Financing Agreement dated January 21, 1998, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.

         Exhibit 10.3.17

         Seventh Amendment to Financing Agreement dated March 17, 1998, between Star Bank, National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.

         Exhibit 27

         Financial Data Schedule (submitted electronically for SEC Information only)

6(b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended February 28, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ROYAL PRECISION, INC.
                                                    (Registrant)





Dated: April 13, 1998               By: /s/ Christopher A. Johnston
                                       --------------------------
                                       Christopher A. Johnston
                                       President and Chief Executive Officer
                                       (principal executive officer)

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

Exhibit 4.2

See Article I, Sections 2.1 and 2.2 of Article II and Section
7.3 of Article VII of the Bylaws of Royal Precision, Inc.
(incorporated by reference to Exhibit 3.2 to the                          *
Company's Form S-4; No. 333-28841).

Exhibit 10.3.11

First Amendment to Financing Agreement dated January 29, 1997,
between Star Bank, National Association, FM Precision Golf                *
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.12

Second Amendment to Financing Agreement dated August 20, 1997,
between Star Bank, National Association, FM Precision Golf                *
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.13

Third Amendment to Financing Agreement dated November 7, 1997,
between Star Bank, National Association, FM Precision Golf                *
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.14

Fourth Amendment to Financing Agreement dated January 6, 1998,            *
between Star Bank, National Association, FM Precision Golf
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.15

Fifth Amendment to Financing Agreement dated January 13, 1998,            19
between Star Bank, National Association, FM Precision Golf
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.16

Sixth Amendment to Financing Agreement dated January 21, 1998,            22
between Star Bank, National Association, FM Precision Golf
Manufacturing Corp. and FM Precision Golf Sales Corp.

Exhibit 10.3.17

Seventh Amendment to Financing Agreement dated March 17, 1998,            26
between Star Bank, National Association, FM Precision Golf
Manufacturing Corp. and FM Precision Golf Sales Corp.

*Incorporated by reference