Form 10KSB
period 1998-05-31
ROYAL PRECISION INC
filed 1998-08-27
CIK 1016395

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the fiscal year ended: May 31, 1998
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission file number: 0-22889

                              ROYAL PRECISION, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                  06-1453896
-------------------------------        -----------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

15170 North Hayden Road, Suite 1, Scottsdale, AZ                   85260
------------------------------------------------          ----------------------
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (602) 627-0200
                 Issuer's Telephone Number, Including Area Code:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenue for its most recent fiscal year was $27,621,000

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on July 31, 1998 was $6,652,753.

         The number of shares of Common Stock outstanding on August 15, 1998 was 5,601,697.

         The following documents have been incorporated by reference into this Form 10-KSB:

             Document                                  Part of Form 10-KSB
             --------                                  -------------------

Registrant's Proxy Statement for its                          Part III
1998 Annual Meeting of Stockholders

Transitional Small Business Disclosure Format (check one):

Yes                    No  X
   ---                    ---

                                     PART I


         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-KSB or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the current views of the Company with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, the cost of raw materials, the competitive environment in which the Company operates, year 2000 noncompliance and changes in the financial markets relating to the Company's capital structure and cost of capital. Statements in this Form 10-KSB, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis or Plan of Operation", describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed below. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS.

         Royal Precision, Inc. (formerly FM Precision Golf Corp.) (the "Company") and its subsidiaries, FM Precision Golf Manufacturing Corp. ("FMP") and FM Precision Golf Sales Corp., were incorporated on May 3, 1996 by a group of investors who acquired, through such companies, substantially all of the assets of the golf shaft manufacturing business of Brunswick Corporation. In 1997, the Company acquired, through a merger, Royal Grip, Inc. ("RG"), a Nevada corporation incorporated on July 16, 1993, and its subsidiary, Roxxi, Inc. ("Roxxi"), and the Company simultaneously changed its name from FM Precision Golf Corp. to Royal Precision, Inc. See Note 1 of Notes to Consolidated Financial Statements relating to the merger.

Principal Products; Markets

         FMP produces steel and graphite golf shafts for golfers of all ability levels. FMP developed the "Rifle," the first modern stepless steel golf shaft in the industry. Management believes that this shaft combines the accuracy of steel with the feel and vibration-damping effect of graphite. Approximately 85% of graphite shafts sold by FMP are produced by other manufacturers in accordance with FMP's specifications.

         The value of certain lines of the Company's golf club shafts is enhanced by a process known as Frequency Coefficient Matching. Frequency Coefficient Matching measures the flexibility of a set of golf clubs and assures a golfer that the flex from one club to the next throughout a set is exactly the same. The Company also sells the Frequency Coefficient Matching

Analyzer and the Frequency Calculator. The Frequency Coefficient Matching Analyzer is an electronic instrument manufactured for the Company by Micron Machine Tools, Inc. The Frequency Calculator is a printed product utilizing numerical information.

         FMP's shafts are sold worldwide to manufacturers of golf clubs and component retailers through FMP's direct sales staff and a network of independent distributors located in Canada, Japan, Europe, Australia, New Zealand, and Asia. In addition, FMP's team of engineers provides field support to FMP's sales representatives. Each of FMP's products are sold by the original equipment manufacturers ("OEMs") of the complete golf club through a variety of channels including sporting goods stores, discount stores, mail order catalogs, pro shops, and mass merchandisers. Sales to golf club OEMs accounted for the vast majority of FMP's sales in fiscal 1998, with the remainder to distributors, custom club assemblers, pro shops, and repair shops.

         Of FMP's top 25 accounts, three are international. Precision Japan, a distributor for over 15 years, is FMP's third largest account. Lamkin International, from the U.K., is the fifteenth largest account. Lamkin has been associated with FMP for over 15 years and represents all of FMP's European sales. Infinity of Canada has been an FMP distributor for ten years and is the eighteenth largest account.

         RG designs and distributes golf club grips. In 1989, RG introduced a rubber wrap golf grip that gained widespread acceptance in the golf industry and enabled RG to achieve brand name recognition. RG currently offers a wide variety of standard and custom models, all of which feature a distinctive feel and appearance and durability. These grips are sold into the replacement market, which serves those golfers seeking to replace grips that have become worn and slick due to prolonged use, as well as to OEMs, who incorporate these grips on their newly manufactured golf clubs.

         Many golf grip manufacturers sell their products to wholesale distributors who in turn sell to dealers and other representatives. In the United States, RG uses a single-tier distribution strategy in which its independent sales representatives deal directly with thousands of golf club professionals and off-course specialty store operators. They introduce RG's products, explain their characteristics and performance advantages, and obtain feedback with respect to market acceptance of RG's and competitors' products. Although RG's independent sales representatives are permitted to sell other golf products, they do not sell competing golf club grips. RG distributes a substantial portion of its grips in Japan through Precision Japan.

         In April 1994, RG acquired Roxxi, an Oklahoma-based manufacturer and distributor of high-quality athletic headwear. Roxxi's products are sold through the Company's golf-related sales force as well as Roxxi's own distribution channels. While the Company markets its golf-related headwear primarily through its grip sales representatives, other sales representatives market its other headwear products to schools, sporting goods stores, college bookstores and team outfitters. The market for athletic headwear is characterized by a broad range of customers and a variety of market niches, including retail sporting goods stores, which typically consist of regional stores that carry athletic headwear bearing local team logos; large chain sporting goods stores, which generally carry a full line of professional and collegiate athletic team caps as well as caps bearing the logos of various corporations involved in the sports industry; college bookstores and team sales, in which athletic headwear manufacturers contract with colleges and their coaches to produce caps bearing the school logo, team outfitters, resorts and country clubs; and businesses, which provide custom designed caps to employees or customers to promote their organizations.

Competition

         The sporting goods industry is highly competitive. FMP competes primarily on the basis of quality, product specifications and design, quick response and customer relationships. FMP competes primarily with two national and international companies which manufacture and distribute steel golf shafts to end users. There are numerous companies competing in various segments of the golf equipment markets. Some of FMP's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. FMP is the second largest producer of steel golf shafts, after True Temper Sports. Management believes that its market share in steel golf shafts is approximately 26% while True Temper Sports' market share in steel golf shafts is believed to be 48%. Other competitors in steel golf shafts include Apollo Golf and Nippon Shaft Co., Ltd. Management believes that their market share is approximately 22% and 4%, respectively.

         RG's principal competitors in the golf grip market include Eaton/Golf Pride and Lamkin Corp., with Eaton's Golf Pride division currently maintaining a majority of the total golf grip market. These companies, as well as several other grip manufacturers with which RG competes, have greater financial, marketing and other resources than the Company. In addition, several OEMs that do not currently manufacture premium quality grips could, in light of their substantial resources, enter into this market segment.

         The headwear market is large and also extremely competitive. The principal competitors in the athletic headwear market include Texace and Imperial in the golf cap segment and New Era and DeLong in the team sports and college bookstore markets. Each of these companies may possess greater financial, marketing and other resources than the Company.

Principal Suppliers and Customers

         FMP uses Worthington Industries as its sole supplier for strip steel but has no supply contract with Worthington Steel. Should Worthington Industries fail to deliver steel, there may be a disruption of operations at FMP until an alternate supplier is procured. Worthington Industries provides steel from two separate plant locations. If one Worthington Industries plant becomes unable to fill the necessary requirements, orders could be filled from the alternate location. Although FMP has elected to use Worthington Industries as its sole supplier of strip steel, management believes that there are other acceptable supply sources at comparable prices and that the loss of Worthington Industries as a supplier would not have a material adverse effect on the Company.

         RG and Precision Japan have entered into a ten-year agreement expiring in 2001 under which Precision Japan was granted exclusive distribution rights for RG products in Japan and certain other Far Eastern countries. Precision Japan may renew this agreement for successive five-year terms. The agreement is terminable by either party for cause or if they fail to agree upon pricing terms, or by Precision Japan at any time upon six months prior notice to RG. While RG currently enjoys a strong relationship with Precision Japan, the loss of Precision Japan as a distributor of RG's products would have a significant adverse effect on RG's business.

         In December 1996, RG outsourced all of its production of non-cord grips to Acushnet. Acushnet experienced start-up delays and quality control problems in the production of grips, which adversely affected RG (see Note 5 of Notes to Consolidated Financial Statements). However, quality is now significantly better and the timing of deliveries is good.

         Sales of golf equipment historically have been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions and the popularity of golf in general. A decrease in consumer spending on golf equipment could have an adverse effect on the Company's business and operating results. Future revenue may be affected in part by factors which influence the business of the Company's major customers who are OEMs, such as the OEMs' product development, advertising and marketing, purchasing patterns and inventory levels.

        FMP is significantly dependent on sales to Taylor Made and Precision Japan. These two customers represented in the aggregate approximately 25.5% of FMP's sales for the year ended May 31, 1998. FMP does not have a supply agreement with Taylor Made. The loss of sales to either of these companies could have a material adverse effect on FMP's business.

         RG supplies grips to OEMs such as Odyssey, Titleist, Slazenger, and Mizuno. RG is not dependent on sales to any one OEM.

Patents, Trademarks

         Patents held by the Company on frequency matching and the manufacture of shafts and clubs have expired. While there can be no assurance that competitors will not use the technology of the expired patents in the future, the Company's competitors, True Temper and Apollo, have not adopted, nor does management believe that they have plans to copy, the expired patents. The Company has obtained a trademark on its Rifle product and has filed for a utility patent. Management believes that its only patents material to its future success are its patent #4,736,093, which enables a club maker to take frequency sorted steel shafts and calculate what new frequency shafts are needed to produce a Frequency Matched product, and patent #5,040,270 which relates to the same frequency sorting, but for graphite shafts. These patents expire on May 9, 2006 and October 19, 2008, respectively.

         The Company relies upon trademarks to establish and protect RG's proprietary rights in its products and technologies. Its logo and the name "Royal Grip" have been registered as trademarks in the United States, Japan, and in other foreign countries. In addition, the Company has filed trademark applications relating to the names and configurations of several of its products in the United States and in foreign countries, including Japan. The Company has also obtained design patents on some of its grips and applied for others that are pending. The Company protects its proprietary rubber compound and related technologies as trade secrets.

Despite such safeguards, there can be no assurance that its proprietary rights are adequately protected or that competitors will not be able to produce golf club grips that successfully imitate RG's designs and materials without infringing the Company's proprietary rights.

         In its headwear business, the Company licenses the trademarks of several organizations. It also from time to time seeks to trademark various "catch phrases" that can be included on or used in connection with its sports apparel.

Regulations

         The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association (the "USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new products to assure compliance with USGA standards. Although the Company believes that all of its grips and shafts comply with current USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of products.

Research and Development

         The Company has two full-time employees and utilizes one consultant in research and development. During the fiscal years ended May 31, 1997 and 1998, the Company spent approximately $157,000 and $120,000 respectively, on research and development. In addition, sales and other personnel of RG work to conceive new product opportunities by creating prototypes and masters and by working with suppliers and customers to design and produce finished products. New grip products are tested through the Company's PGA Tour representatives and sales force. Headwear products are tested to ensure that they conform with Company and customer specifications relating to size and fit.

Environmental

         During fiscal 1998, the Company expended $129,000 on the treatment, storage and disposal of hazardous waste which included a $72,000 expenditure for the removal of accumulated sludge from an outdoor holding basin at FMP's Torrington, Connecticut manufacturing facility. Regulatory fees for various environmental permits and costs were $50,000. The Company estimates that it will spend an estimated $400,000 in capital expense for upgrading the wastewater treatment facilities due to EPA mandates on water quality adopted by the State of Connecticut.

Employees

         As of June 30, 1998, the Company employed 389 persons, three of whom are part-time employees. FMP's hourly employees are subject to a collective bargaining agreement, which expires on November 14, 1999. The Company believes its relationship with its employees is satisfactory.

Risk Factors

         Limited History.

         The Company's golf club shaft manufacturing facility in Torrington, Connecticut dates back over a century and the facility's manufacture of shafts dates back to the 1920's. However, the facility has been operated by three different owners. Most recently, in 1996 a group of investors joined the current management in acquiring substantially all of the assets and certain liabilities of the golf shaft manufacturing business from Brunswick Corporation, resulting in the current structure and ownership of the Company. At the end of August 1997, the Company acquired "RG". Consequently, the Company has a limited operating history. There can be no assurance that the results of such a limited history or of the predecessor operations will be indicative of future performance. Also, while the Company's management has extensive experience in the sporting goods and golf equipment industry, there can be no assurance that their experience will assist in the successful management of the Company in its current structure or the combined operations resulting from the acquisition of RG.

         Dependence on Discretionary Consumer Spending and OEMs.

         Sales of golf equipment historically have been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions and the popularity of golf in general. A decrease in consumer spending on golf equipment could have an adverse effect on the Company's business and operating results. Future revenue may be affected in part by factors which influence the business of the Company's major customers who are OEMs, such as the OEMs' product development, advertising and marketing, purchasing patterns and inventory levels.

         New Product Introduction.

         The Company believes that the introduction of new, innovative golf shafts and grips will be crucial to its future success. New models and basic design changes are frequently introduced into the golf club market but are often met with consumer rejection. Although the Company has achieved certain successes in the introduction of products, no assurances can be given that it will be able to continue to design and manufacture products that meet with market acceptance. The Company's grip business will be reliant to a large extent on Acushnet with respect to new compounds and product innovations. There can be no assurance that the Company will be able to increase its market share with its existing product line or that the Company's alliance with Acushnet will result in new product offerings that will be successful. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. The design of new golf equipment is also greatly influenced by rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new products to assure compliance with USGA standards. Although the Company believes that all of its grips and shafts comply with current USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of products.

         Competition.

         The golf equipment industry is highly competitive and is characterized by numerous companies competing in various segments of the market. Many of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than the Company. In addition, certain companies in the golf equipment industry have expanded their product lines in recent years as a result of acquisitions. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

         Seasonality; Fluctuations in Operating Results.

         Golf is generally considered a warm weather sport. Accordingly, the Company has historically enjoyed its strongest sales in the first and second calendar quarters in anticipation of consumer purchases of golf products during the second and third calendar quarters, the principal selling season for golf equipment. The increased sales during this period result in a corresponding build up of receivables. Income from operations is typically lower in the third and fourth calendar quarters as fixed operating costs are spread over a generally lower sales volume. In order to minimize the effect of seasonality, the Company may build product inventories during the third and fourth calendar quarters to allow use of production resources more effectively. The timing of orders from OEMs and fluctuations in demand due to the sudden popularity or decline in popularity of specific golf clubs assembled by customers also may contribute to quarterly or other periodic fluctuations.

         Product Protection and Intellectual Property.

         The Company currently relies upon a combination of patents, copyrights, trademarks and trade secret laws to establish and protect certain of its proprietary rights in its products. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of proprietary property rights or that competitors will not independently develop proprietary property that is substantially equivalent or superior.

         Acushnet Delays and Use of Third Party Suppliers.

         The Company's grip business currently purchases and for an indefinite period of time intends to purchase its entire supply of non-cord grips from Acushnet. During the first quarter of 1997, Acushnet experienced start-up delays and quality control problems in the production of grips which adversely affected the Company's customer relationships and results of operations. RG and Acushnet renegotiated their agreement in light of Acushnet's production difficulties. In connection with this renegotiation, and subsequent production shortfalls, Acushnet agreed to provide RG with aggregate credits of $472,393 against future purchases of grips with possible additional credits in the event Acushnet did not meet certain production requirements. RG reduced its current payments of invoices to Acushnet by this amount in April and May 1997. The supply agreement was also amended to, among other things, alter future production and purchase requirements and provide for voluntary termination rights on the part of Acushnet. Although RG modified its agreement with Acushnet, continued disruption in the supply or quality of grips would have a material adverse impact on the Company's business. Under the amended manufacturing agreement, either Acushnet or the Company may voluntarily terminate the agreement upon payment of a specified termination fee, among other things. If Acushnet continues to experience production difficulties or loss of margin on grip sales to the Company, either Acushnet or the Company may ultimately elect to exercise such termination rights. In addition, during calendar year 1999 and beyond, the Company is required to purchase a minimum number of grips. Failure by the Company to purchase the minimum, during any calendar year, constitutes a material breach of the Manufacturing and Supply Agreement pursuant to which Acushnet, at its option, may terminate the agreement without paying the termination fee. Although the Company was not required to meet this minimum requirement during 1998, the Company ordered fewer grips than the minimum required during 1999 and beyond. The Company currently has no immediately available back-up source of supply in the event the Company encounters further disruption in or termination of the supply of its grips, and any transition to alternative suppliers or the resumption of in-house manufacturing operations by the Company would result in production delays, the loss of sales and key customers, and would materially and adversely affect the Company's financial condition and results of operation. Although the Company believes that it has certain remedies available to it under its agreement with Acushnet arising out of Acushnet's production delays or the termination of the agreement by Acushnet, including the accumulation of purchase credits, or the payment of termination fees and expenses, there can be no assurance that the Company would be able to successfully pursue such remedies or that such remedies would adequately compensate the Company for any losses incurred by it.

         Customer Concentration.

         The Company's sales of golf grips to OEMs account for a significant percentage of the Company's total net sales of grips. The Company currently provides golf club grips to OEMs such as Odyssey, Titleist, Slazenger and Mizuno. A substantial decrease in sales to RG's major OEM customers would have a material adverse impact upon the Company's business.

         The Company's shaft business is significantly dependent on sales to Taylor Made and Precision Japan, which represented approximately 25.5% of FMP's sales for the year ended May 31, 1998. The Company does not have a supply agreement with Taylor Made. The loss of sales to either of these companies could have a material adverse effect on the Company's business.


         Dependence on "Rifle" Shaft Sales.

         In January 1995, the Company introduced the "Rifle," the first modern stepless steel golf shaft in the industry. The Company is substantially dependent on sales of Rifle shafts. Sales of the Rifle shaft constituted 35.5% and 54.3% of the Company's revenues during the fiscal years ended May 31, 1998 and May 31, 1997, respectively. The Rifle shaft also has a substantially higher margin than the other shaft products of the Company.

         Sales of the Rifle shaft decreased $2.0 million for the fiscal year ended May 31, 1998 as compared to the fiscal year ended May 31, 1997. The Company received a high concentration of customer orders during fiscal year 1997. Due to production capacity limitations, the Company's lead times for processing these orders were longer than the Company's typical lead times. As a result of the longer lead times, the Company lost some significant customers. In order to reduce lead times and prevent the loss of additional customers, and in an effort to obtain new customers, the Company is in the process of installing additional manufacturing equipment. The Company believes that the new equipment will allow the Company to manufacture approximately 1.0 million more Rifle shafts per year than the Company could previously manufacture. There can be no assurance that the new equipment will increase the Company's production capacity to the extent management has estimated or reduce the Company's lead times, that the Company will not lose additional customers, or that the new equipment will help the Company regain lost customers or acquire additional customers.

         While management believes that demand for the Rifle shaft should remain high for the next several years, there can be no assurance that sales of the Rifle shaft will not decline or that the Rifle shaft will retain its profitability. If sales or profitability of the Rifle shaft continue to decrease without the Company's introduction of new profitable products, the Company's performance and financial position would be materially adversely affected.

         Year 2000 Noncompliance.

         The Company has assessed its internal year 2000 issues and completed the last phase of its internal year 2000 compliance plan. The Company is in the process of assessing its exposure from third party year 2000 noncompliance. There can be no assurance that the Company's efforts to achieve year 2000 compliance will be successful or that third parties with whom the Company has material relationships will be year 2000 compliant by January 1, 2000. Year 2000 noncompliance by either the Company or any of these material third parties could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's golf shaft manufacturing facility is located at 535 Migeon Avenue, Torrington, Connecticut and comprises approximately 229,400 square feet. The manufacturing facility is owned subject to an open-end mortgage granted to Star Bank, National Association, on May 31, 1996 under a Credit Facility. See Note 6 to Notes to the Consolidated Financial Statements for specific information concerning the amount outstanding under the Credit Facility.

         The Company's principal executive offices and customer service operations of RG are located in an 8,000 square foot leased facility at 15170 North Hayden Road, Suite 1, Scottsdale, Arizona. The term of the lease expires May 31, 2001.

         The Company also leases a 30,000 square foot production facility in Oklahoma City, Oklahoma which houses Roxxi's manufacturing operations, for a term ending in March 2001. Aggregate monthly rental payments for the Oklahoma and Arizona facilities is approximately $20,000.

         In the opinion of management, all of these facilities are suitable and adequate for the Company's intended use and are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On August 29, 1997, the Common Stock of the Company began trading on The Nasdaq National Market under the trading symbol "RIFL". Prior thereto, there was no public trading market for the Company's Common Stock. The prices set forth below reflect the high and low sale prices for shares of Common Stock since such trading began as reported by The Nasdaq National Market.


                                                HIGH             LOW

         Fiscal Year 1998
         Second Quarter                        $10.25           $8.00
         Third Quarter                          $8.75           $5.75
         Fourth Quarter                         $7.00           $4.50

         As of August 10, 1998, the Company had approximately 76 holders of Common Stock of record.

         The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of its business. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. The credit facilities of RG and FMP each limit the Company's ability to pay dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Royal Precision, Inc. (RPI or the Company) has three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp., Royal Grip, Inc. and its wholly-owned subsidiary, Roxxi, Inc. (collectively, RG). RPI acquired RG on August 29, 1997 by means of a merger whereby a subsidiary of RPI merged with and into RG with RG being the surviving corporation (see Note 1 of Notes to Consolidated Financial Statements.)

Results of operations for RG are included in the Company's Consolidated Statement of Operations since August 29, 1997, the effective date of the merger. Accordingly, RG's operations from August 29, 1997, are included in the year ended May 31, 1998, but are not included in the year ended May 31, 1997.

FMP is a manufacturer and distributor of golf shafts that are sold to original equipment manufacturers (OEMs) and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEMs. FMP also sells golf shafts in foreign markets including Japan, Canada and the United Kingdom.

RG designs and distributes golf club grips and manufactures and distributes athletic headwear. RG's products are sold primarily throughout the United States, Japan and the United Kingdom. RG sells substantially all of its grips to OEMs, its Japanese distributor and the replacement market. In December 1996, RG outsourced the manufacturing of its non-cord grips (see Note 5 of Notes to Consolidated Financial Statements).

Sales - Net sales for the year ended May 31, 1998 were $27.6 million, an increase of 27% over net sales of $21.7 million for the corresponding period in 1997. The increase in net sales of $5.9 million for the year ended May 31, 1998 as compared to the same period of the prior year is primarily attributable to the inclusion of $6.6 million of net sales of golf club grips and headwear by RG. Partially offsetting the inclusion of RG's sales for the year ended May 31, 1998 was a $720,000 or 3% decline in golf shaft sales. The reduction in shaft sales for the year ended May 31, 1998 as compared to the same period last year is primarily the result of lower Rifle shaft sales due to the loss of certain customers. See "RISK FACTORS - Dependence on "Rifle" Shaft Sales." Sales of the Rifle shaft decreased by $2.0 million for the year ended May 31, 1998, as compared to the same period last year. This decrease was offset by an increase of $1.3 million in sales of other steel shafts for the year ended May 31, 1998, as compared to the same period last year.

Cost of Goods Sold - Cost of goods sold for the year ended May 31, 1998 was $18.7 million, an increase of 16.9% over cost of $16.0 million for the same period in 1997. The increase in cost of goods sold of $2.7 million for the year ended May 31, 1998, as compared to the same period of the prior year is attributable to the inclusion of $4.0 million of cost of goods sold for RG golf club grips and headwear. Partially offsetting the inclusion of RG's cost of goods sold was a decrease of $1.3 million golf shaft cost of sales for the year ended May 31, 1998, as compared to the same period last year. The decrease in cost of goods sold for the golf shaft business is primarily the result of a change in mix to lower cost commercial grade shafts.

As a percentage of sales, the gross profit on shaft sales increased from 26.2% to 30.2% for the year ended May 31, 1998, as compared to the same period in 1997. This increase in gross profit percentage for the year ended May 31, 1998 is primarily the result of an inventory writeoff of $193,000 in the year ended May 31, 1997 and a reduction in the average cost per unit due to production volume increases in the year ended May 31, 1998, as compared to the same period last year.

RG's gross profit and gross profit percentage was positively impacted during the year ended May 31, 1998 as a result of RG recording a $472,000 reduction in cost of sales related to supply agreement credits. See Note 5 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the year ended May 31, 1998 were $7.8 million, an increase of 100% over selling, general and administrative expenses of $3.9 million for the same period last year. The increase in selling, general and administrative expenses of $3.9 million for the year ended May 31, 1998, is primarily attributable to the inclusion of $2.8 million of selling, general and administrative expenses from RG for the period reported. In addition, the Company amortized $391,000 of goodwill during the year ended May 31, 1998 as a result of the Merger. In addition, advertising expenses for FMP increased $447,000 for the year ended May 31, 1998 as compared to the same period last year.

Nonrecurring Merger Related Expenses - Nonrecurring Merger related expenses for the year ended May 31, 1998 were $842,000. The primary components of this expense are $348,000 related to a computer software installation that was abandoned as a result of the Merger, $100,000 related to certain headwear related contracts, $150,000 of relocation expenses and $244,000 of severance as a result of organizational changes in connection with the Merger.

Interest Expense and Interest Income - Interest expense for the year ended May 31, 1998 was $695,000 compared to $485,000 for the year ended May 31, 1997. The increase in interest expense is primarily attributable to the inclusion of interest expense of RG of $122,000 for the year ended May 31, 1998. Additionally, loan balances on FMP's revolving credit facility were higher during the year ended May 31, 1998 as compared to the same period in 1997.

Interest income for the year ended May 31, 1998 was $170,000 compared to $0 for the same period last year. This increase is due to the inclusion of interest income from RG's capital lease receivable in the 1998 period.

Provision for Income Taxes - The provision for income taxes for the years ended May 31, 1998 and 1997 was $28,000 and $586,000 or a tax rate of 12% and 43%, respectively. The reduction in the effective rate is due to the effect of nondeductible goodwill amortization partially offset by the change in the valuation allowance (see Note 9 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources - At May 31, 1998, RPI had working capital of $401,000 and a current ratio of 1.05 to 1 as compared to working capital of $1.4 million and a current ratio of 1.27 to 1 at May 31, 1997. The reduction in working capital is primarily due to an increase in the current portion of long-term debt and capital lease obligations of $2.0 million from May 31, 1997 to 1998 partially as a result of increased borrowings on the Company's revolving credit facilities to fund expenses related to the Merger (see Note 1 of Notes to Consolidated Financial Statements) and the inclusion of RG's working capital in the May 31, 1998 working capital amount.

RG's and FMP's revolving lines of credit mature in 2000 and management believes no events have occurred which would cause repayment prior to maturity. However, in order to comply with the consensus in EITF 95-22 regarding classification of certain debt instruments that include provisions for a lock box requirement and allow the lender certain subjective acceleration rights, the $3.5 million outstanding on these lines as of May 31, 1998 has been classified as a current liability in the accompanying consolidated balance sheet. There can be no assurance that an event of default will not occur and the Company would then be obligated to pay the entire balance outstanding on the applicable line of credit. See Note 6 of Notes to Consolidated Financial Statements for a description of the terms of RPI's credit facilities.

At May 31, 1998, FMP had $1.2 million available for borrowing under its revolving line-of-credit and RG had $151,000 available for borrowing under its line-of-credit. The Company believes that it has enough credit availability to finance its operations over the next twelve months (see Note 6 of Notes to Consolidated Financial Statements).

During the year ended May 31, 1998, net cash provided by operating activities was $408,000 which primarily resulted from decreases in accounts receivable of $509,000.

RPI used $2.0 million in investing activities during the year ended May 31, 1998, primarily due to $1.0 million used to purchase additional property, plant and equipment during such period and Merger costs of $1.0 million. Capital expenditures for the year ended May 31, 1998 were $828,000 for FMP and $212,000 for the period from acquisition to May 31, 1998 for RG. Capital expenditures for fiscal 1999 are anticipated to be $1.5 million. The Company's actual 1999 capital expenditures may vary from the estimated amounts set forth herein.

Net cash provided by financing activities for the year ended May 31, 1998, was $1.4 million primarily due to fundings of $1.6 million on FMP's term loan and $1.4 million of net borrowings under FMP and RG's revolvers offset by repayments on long-term debt and capital lease obligations of $1.6 million.

Year 2000 Assessment-The Company has assessed all internal year 2000 issues including but not limited to computer hardware and software, alarm systems, manufacturing equipment and software, and all other mechanical equipment. Based on this assessment, a plan was developed and implemented to resolve all of the internal year 2000 issues. The Company completed the last phase of the year 2000 internal compliance plan on June 1, 1998 by converting to a client server based accounting system which is year 2000 compliant.

The Company is currently assessing external year 2000 exposure and risks. A plan will be developed and implemented to contact external suppliers, assess risk factors and find alternative suppliers, and develop contingency plans, as necessary.

There can be no assurance that the Company's efforts to achieve year 2000 compliance will be successful or that third parties with whom the Company has material relationships will be year 2000 compliant by January 1, 2000. Year 2000 noncompliance by either the Company or any of these material third parties could have a material adverse effect on the Company's business, results of operations, or financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



                                                                      Page
                                                                      ----


Report of Independent Public Accountants                               F-2

Consolidated Balance Sheet as of May 31, 1998                          F-3

Consolidated Statements of Operations for the Years
  Ended May 31, 1998 and 1997                                          F-4

Consolidated Statements of Stockholders' Equity for
  the Years Ended May 31, 1998 and 1997                                F-5

Consolidated Statements of Cash Flows for the
  Years Ended May 31, 1998 and 1997                                    F-6

Notes to Consolidated Financial Statements                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




To the Board of Directors and Stockholders of

                  Royal Precision, Inc.:



We have audited the accompanying consolidated balance sheet of Royal Precision, Inc. (formerly FM Precision Golf Corp.) (a Delaware corporation) and subsidiaries as of May 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Precision, Inc. and subsidiaries as of May 31, 1998, and the results of their operations and their cash flows for the years ended May 31, 1998 and 1997 in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in its method of accounting for inventories.

                                                         /s/ Arthur Andersen LLP



Hartford, Connecticut
July 2, 1998

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                               AS OF MAY 31, 1998
                               ------------------

                             (dollars in thousands)



                                    ASSETS
                                    ------
                                                                                    1998
                                                                                    ----
CURRENT ASSETS:
  Cash                                                                             $    28
  Accounts receivable, net of allowance
    for doubtful accounts of $602                                                    4,042
  Inventories                                                                        4,049
  Current portion of net investment in capital lease                                   240
  Other current assets                                                                  74
  Deferred income taxes                                                                265
                                                                                   -------
              Total current assets                                                   8,698
                                                                                   -------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                 123
  Furniture, fixtures and office equipment                                             544
  Buildings and improvements                                                           689
  Machinery and equipment                                                            3,894
                                                                                   -------
                                                                                     5,250
  Less - Accumulated depreciation                                                     (754)
                                                                                   -------
                                                                                     4,496
                                                                                   -------

GOODWILL, net                                                                       10,028
                                                                                   -------

NET INVESTMENT IN CAPITAL LEASE, less current portion
  included above                                                                     2,593
                                                                                   -------
OTHER ASSETS                                                                            71
                                                                                   -------
              Total assets                                                         $25,886
                                                                                   =======

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

CURRENT LIABILITIES:
  Lines-of-credit                                                                  $ 3,462
  Current portion of long-term debt and capital
    lease obligations                                                                1,047
  Accounts payable                                                                   1,769
  Accrued salaries and benefits                                                        760
  Other accrued expenses                                                             1,259
                                                                                   -------
              Total current liabilities                                              8,297
                                                                                   -------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current portion included above                                                3,171
                                                                                   -------

DEFERRED INCOME TAXES                                                                   46
                                                                                   -------
OTHER LIABILITIES                                                                       45
                                                                                   -------
              Total liabilities                                                     11,559
                                                                                   -------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6, 7 and 15)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000
    shares authorized; no shares issued                                               -
  Common stock, $.001 par value; 50,000,000
    shares authorized; 5,601,697 shares issued
    and outstanding                                                                      6
  Additional paid-in capital                                                        13,821
  Retained earnings                                                                    500
                                                                                   -------
              Total stockholders' equity                                            14,327
                                                                                   -------
              Total liabilities and stockholders'
                equity                                                             $25,886
                                                                                   =======





                   The accompanying notes are an integral part
                    of this consolidated financial statement.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997
                    -----------------------------------------

                      (in thousands, except per share data)


                                                          1998             1997
                                                          ----             ----
                                                                        As restated
                                                                        (see Note 2)
NET SALES:
  Golf shafts                                           $ 21,023         $ 21,743
  Golf grips                                               3,699              -
  Headwear                                                 2,899              -
                                                        --------         --------
                                                          27,621           21,743
                                                        --------         --------
COST OF SALES:
  Golf shafts                                             14,683           16,036
  Golf grips                                               1,805              -
  Headwear                                                 2,235              -
                                                        --------         --------
                                                          18,723           16,036
                                                        --------         --------
              Gross profit                                 8,898            5,707

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               7,766            3,873

NONRECURRING MERGER RELATED EXPENSES                         842             --
                                                        --------         --------
              Operating income                               290            1,834

INTEREST EXPENSE, net of interest income
  of $170 and $0, for 1998 and 1997,
  respectively                                               525              485
                                                        --------         --------
              (Loss) income before provision for
                income taxes                                (235)           1,349

PROVISION FOR INCOME TAXES                                    28              586
                                                        --------         --------
              Net (loss) income                         $   (263)        $    763
                                                        ========         ========

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE           $   (.05)        $    .18
                                                        ========         ========




                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997
                    -----------------------------------------

                                 (in thousands)


                                                                       Additional
                                              Common Stock               Paid-in       Retained
                                         Shares          Amount          Capital        Earnings         Total
                                         ------          ------          -------        --------         -----


Issuance of common stock                   4,175        $      4        $    996           $ -           $  1,000
                                        --------        --------        --------        --------         --------

Compensation expense related
  to grant of stock options                  -               -               425             -                425

Net income, as restated (Note 2)             -               -               -               763              763
                                        --------        --------        --------        --------         --------
Balance, May 31, 1997                      4,175               4           1,421             763            2,188

Issuance of common stock and
  stock options in connection
  with merger, net (Note 1)                1,371               2          12,385             -             12,387

Exercise of common stock options
  and warrants                                56             -                15             -                 15

Net loss                                     -               -               -              (263)            (263)
                                        --------        --------        --------        --------         --------
Balance, May 31, 1998                      5,602        $      6        $ 13,821        $    500         $ 14,327
                                        ========        ========        ========        ========         ========






                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997
                    -----------------------------------------
                                 (in thousands)


                                                                    1998             1997
                                                                    ----             ----
                                                                                 As restated
                                                                                 (see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $   (263)        $    763
  Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Depreciation and amortization                                 990              202
       Loss on writeoff of fixed assets                              360              -
       Compensation expense related to
         grant of stock options                                      -                425
       Deferred income taxes                                           7             (362)
       Changes in operating assets and liabilities -
         Accounts receivable, net                                    509             (210)
         Inventories, net                                           (130)             (36)
         Other current assets                                         57              (63)
         Accounts payable and accrued expenses                      (786)           1,646
         Supply agreement credits                                   (472)             -
         Other                                                       136              -
                                                                --------         --------
               Net cash provided by operating activities             408            2,365
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from Royal Grip, Inc.                                 18              -
  Merger costs                                                    (1,031)            (465)
  Purchases of equipment, net                                     (1,038)            (936)
  Payments from net investment in capital lease                      148              -
  Proceeds from sale of fixed assets                                  49              -
  Acquisition of net assets of golf shaft division of
    Brunswick Corporation                                            -             (6,824)
                                                                --------         --------
               Net cash used in investing activities              (1,854)          (8,225)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                 -              1,000
  Proceeds from exercise of common stock
    options and warrants                                              15              -
  Proceeds from long-term debt                                     1,600            4,125
  Borrowings under lines-of-credit, net                            1,438            1,498
  Repayments of long-term debt and
    capital lease obligations                                     (1,607)            (735)
                                                                --------         --------
               Net cash provided by financing activities           1,446            5,888
                                                                --------         --------

INCREASE IN CASH                                                     -                 28

CASH, beginning of year                                               28              -
                                                                --------         --------
CASH, end of year                                               $     28         $     28
                                                                ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $    687         $    438
                                                                ========         ========
    Income taxes                                                $     61         $    911
                                                                ========         ========
  Non-cash transactions:
    Issuance of common stock options
      and warrants in connection with
      merger                                                    $ 12,995           $  -
                                                                ========         ========
    Capital lease obligations                                   $    -           $    195
                                                                ========         ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                     --------------------------------------

              (formerly, FM Precision Golf Corp. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.     Organization and Business:
       --------------------------

       Organization -
       ------------

       The accompanying consolidated financial statements include Royal Precision, Inc. (formerly FM Precision Golf Corp.) and its three wholly-owned subsidiaries (collectively, RPI or the Company), FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp. (FM Sales) and Royal Grip, Inc. and its wholly-owned subsidiary, Roxxi, Inc.

       Results of operations for Royal Grip, Inc. and Roxxi, Inc. (collectively,
       RG) are included in RPI's Consolidated Statements of Operations since August 29, 1997, the effective date of the business combination described below.

       Business -
       --------

       FMP is a manufacturer and distributor of golf shafts which are sold to original equipment manufacturers and to distributors and retailers for use in the replacement market. RG designs and manufactures golf club grips and athletic headwear. RPI's products are sold throughout the United States as well as internationally, primarily Japan and the United Kingdom (Note 11).

       Acquisitions -
       ------------

       On May 31, 1996, FMP, which was formed in 1996, acquired the golf assets and golf liabilities, as defined, of the golf shaft division of Brunswick Corporation (the Brunswick Acquisition). The Brunswick Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the Brunswick Acquisition. The following table summarizes the allocation of the cost of the Brunswick Acquisition to the net assets acquired (in thousands):


                Accounts receivable                              $ 3,047
                Inventories                                        3,173
                Property, plant and equipment                      1,940
                Accounts payable and accrued expenses             (1,336)
                                                                 -------
                                                                 $ 6,824
                                                                 =======

       On May 14, 1997, RPI entered into an Agreement and Plan of Merger with RG. Under the terms of the Merger agreement, effective August 29, 1997, FMPSUB, Inc. (a wholly-owned subsidiary of RPI created for such purpose) merged with and into RG (the Merger). RG was the surviving corporation and became a wholly-owned subsidiary of RPI.

       In the Merger, each outstanding share of RG common stock was converted into one-half share of RPI common stock. No fractional shares of RPI were issued in the Merger. In lieu of any such fractional shares, each holder of fractional shares of RG common stock was paid in cash in an amount equal to such fractional interest multiplied by the average of the high and low trading prices per share of RG common stock for the five trading days ended immediately prior to the Merger. As a result of the Merger, the pre-Merger stockholders and option and warrant holders of RG owned or had the right to acquire an aggregate of 30% of RPI's common stock on a fully diluted basis.

       The aggregate purchase price of $13,883,000 represents the sum of (i) the fair value of the 1,371,058 shares of RPI common stock issued in exchange for 2,742,116 of the shares of RG common stock outstanding as of the Merger date at $3.925 per share (the average closing bid price of RG common stock (pre-conversion) for the period from two days before until the two days after the announcement of the revised Merger terms) of $10,763,000, (ii) cash of $122 paid to RG stockholders in lieu of 31 fractional shares, as discussed above, (iii) the fair value of the options and warrants to purchase 982,250 shares of RG common stock outstanding as of the Merger date (which were converted into options and warrants to purchase 491,125 shares of RPI common stock in connection with the Merger) of $2,232,000, which amount was determined using the Black Scholes Valuation Model, and (iv) RPI Merger expenses of $888,000 (RG's Merger costs of approximately $637,000 were expensed and RG's registration statement costs of approximately $143,000 were charged to stockholders' equity by RG prior to the acquisition). RPI also incurred expenses of $608,000 associated with the Form S-4 Registration Statement which were charged to stockholders' equity. The Merger was accounted for as a purchase and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed as follows (in thousands):


                  Cash                                             $    18
                  Accounts receivable                                1,293
                  Inventories                                          710
                  Net investment in lease                            2,981
                  Prepaid expenses and other current
                    assets                                              68
                  Property and equipment                             1,670
                  Goodwill                                          10,418
                  Accounts payable and accrued expenses             (1,501)
                  Supply agreement credits                            (472)
                  Debt and capital lease obligations                (1,166)
                  Other, net                                          (136)
                                                                   -------
                                                                   $13,883
                                                                   =======

       In connection with the Merger, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000 to 50,000,000, reduce the par value of the common stock from $.01 to $.001 per share, split each issued and outstanding share of common stock into 4,175.394 shares of common stock and to authorize 5,000,000 shares of $.001 par value preferred stock. In connection with the stock split, RPI paid $84 in lieu of issuing 10.46 fractional shares of RPI common stock. The accompanying consolidated financial statements have been restated to reflect this share split and change in par value and authorized shares.

       In connection with the Merger, RG issued warrants to purchase 50,000 shares of RG common stock to an investment banker. Such warrants are included in the 982,250 RG options and warrants outstanding as of the Merger date referred to above. The warrants were exercisable at a price of $.02 per share. Such warrants were exercised in September 1997 for $1,000.

       RPI recorded a charge of $842,000 during the year ended May 31, 1998 for nonrecurring Merger related expenses. The components of this expense are $348,000 related to a computer software installation that was abandoned as a result of the Merger, $100,000 related to certain headwear related contracts, $150,000 of relocation expenses and $244,000 of severance as a result of organizational changes in connection with the Merger.

       The unaudited pro forma consolidated condensed statements of operations for the years ended May 31, 1998 and 1997 as though the Merger had been consummated at the beginning of these periods are as follows (in thousands, except per share data):


                                                         1998         1997
                                                         ----         ----

       Net sales                                         $30,818     $34,744
       Net income (loss)                                 $   195     $(4,046)
       Basic and diluted income (loss) per share         $  0.03     $ (0.73)
       Weighted average shares outstanding                 5,589       5,546

       The pro forma amounts above reflect annual goodwill amortization of $521,000, the elimination of nonrecurring Merger related expenses of $842,000 (included in the accompanying consolidated statement of operations) and $637,000 (which amount was expensed by RG prior to the Merger) for the year ended May 31, 1998 and 1997 and the issuance of 1,371,058 shares of common stock in connection with the Merger.

       Dependence on "Rifle" Shaft Sales -
       -----------------------------------

       Sales of the "Rifle" shaft were $9.8 million and $11.8 million for the years ended May 31, 1998 and 1997, respectively. Additionally, the "Rifle" shaft has a substantially higher margin than other shaft products. While management believes that demand for the "Rifle" shaft should remain high for the next several years, there can be no assurance that sales of the "Rifle" shaft will grow or that the product will retain its profitability. If sales or profitability of the "Rifle" shaft continue to decrease without RPI's introduction of new profitable products, RPI's overall financial performance would be materially adversely affected.

2.      Summary of Significant Accounting Policies:
        -------------------------------------------

       Principles of consolidation -
       -----------------------------

       All significant intercompany balances and transactions have been eliminated in consolidation.

       Use of estimates in the preparation of financial statements -
       -------------------------------------------------------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Inventories -
       -----------

       Inventories are stated at the lower of cost or market. In prior years, the cost of FMP's inventories was determined by the last-in, first out
       (LIFO) method. In fiscal 1998, the Company changed its method of determining cost for FMP's inventories to the first-in, first-out (FIFO) method. As a result of this change, the FIFO method for determining cost is used for all of the Company's inventories. This change has been made retroactively and the consolidated financial statements for the prior year have been restated.

       The effect of the change in accounting principle was to reduce earnings for the year ended May 31, 1997 by $171,000, or $0.04 per share. The change did not have a significant effect on earnings for the year ended May 31, 1998. Since the LIFO reserve for FMP as of May 31, 1996 was zero the change had no effect on RPI's May 31, 1996 retained earnings.

       Property, plant and equipment -
       -----------------------------

       Property, plant and equipment are carried at acquired cost. Major additions and betterments are capitalized, while replacements, maintenance and repairs which do not extend the useful lives of the assets are charged to operations as incurred. Upon the disposition of property, plant and equipment, any resulting gain or loss is recognized in income.

       Depreciation and amortization of plant and equipment are provided for, commencing when such assets become operational, using the straight-line basis over the following estimated useful lives:

                                                            Useful Lives
                                                            ------------

                  Buildings and improvements                 27.5 years
                  Machinery and equipment                    3-12 years
                  Furniture and fixtures                     10 years

       Goodwill -
       --------

       Goodwill, which resulted from the RG merger (see Note 1), is being amortized over 20 years. At May 31, 1998, accumulated amortization related to goodwill amounted to $390,693. RPI evaluates the asset for impairment by reviewing the estimated future cash flows of the acquired operations on a quarterly basis. As of May 31, 1998, the Company believes no impairment exists.

       Long-lived assets -
       -----------------

       Effective May 31, 1996, RPI adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which had no impact upon adoption. In accordance with this statement, RPI reviews long-lived assets and certain identifiable intangible assets to be held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the undiscounted future cash flows, excluding interest costs, exceed the carrying value of the related assets. Prior to the adoption of SFAS No. 121, RPI's policy for reviewing long-lived assets for impairment was substantially the same as that under SFAS No. 121. Based on RPI's estimated future undiscounted cash flows, excluding interest costs, no long-lived assets were impaired as of May 31, 1998 and 1997.

       Income taxes -
       ------------

       RPI accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires RPI to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in RPI's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and tax net operating loss carry-forwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

       Stock-based compensation -
       ------------------------

       In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 123, "Accounting for Stock-Based Compensation" which was adopted by RPI effective June 1, 1996. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to be included in the statement of operations or that pro forma information related to the fair value be disclosed in the notes to financial statements. RPI has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123.

       Revenue recognition -
       -------------------

       Revenue is recorded upon the passage of title to the customers which generally occurs upon shipment.

       Research and development -
       ------------------------

       RPI expenses costs of research and development as incurred. Research and development expense was approximately $157,000 and $120,000 for the years ended May 31, 1998 and 1997, respectively.

       Advertising -
       -----------

       RPI expenses advertising costs as incurred.

       Net income (loss) per share -
       ---------------------------

       In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. Additionally, on February 4, 1998, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 98 on computations of earnings per share, which changed the guidance on how cheap stock is treated in earnings per share computations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and SAB No. 98 was effective on February 4, 1998. Accordingly, period earnings per share data presented has been restated and all earnings per share data presented is in accordance with SFAS No. 128 and SAB No. 98.

       Basic earnings (loss) per common share are based on the average number of common shares outstanding during the year. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options using the treasury stock method. The number of shares used in the earnings (loss) per common share computation for 1998 and 1997 were as follows (in thousands):


                                                      1998            1997
                                                      ----            ----

              Basic:
                Average common shares
                  outstanding                         5,246           4,175

              Diluted:
                Stock options                            -               33
                                                      -----           -----
                Average common shares - diluted       5,246           4,208
                                                      =====           =====

       Reclassifications -
       -----------------

       Certain prior year balances have been reclassified to conform with the current year presentation.

       New accounting pronouncements -
       -----------------------------

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (net income together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997 and earlier application is permitted. RPI's comprehensive income is the same as RPI's net income for the years ended May 31, 1998 and 1997.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures for each segment of an enterprise that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997 and RPI has elected early adoption of this disclosure standard (Note 13).

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Company will be required to adopt SFAS No. 132 for the year ended May 31, 1999. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 132.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt SFAS No. 133 for the year ended May 31, 1999. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133.


3.      Inventories:
        ------------

       Inventories (see Note 2 for basis of presentation) as of May 31, 1998 consisted of the following (in thousands):


              Raw materials                                       $1,161
              Work-in-process                                      1,206
              Finished goods                                       1,682
                                                                  ------
                                                                  $4,049
                                                                  ======

4.     Investment in Capital Lease:
       ----------------------------

       RG is the lessor of certain manufacturing equipment under a capital lease agreement with Acushnet Rubber Company (Acushnet) (see Note 5) expiring in December 2006, which transfers ownership of the equipment to the lessee at the end of the lease term. RG's net investment in the direct financing lease at May 31, 1998 consists of (in thousands):


                Minimum lease payments receivable                    $3,908
                Unearned income                                       1,075
                                                                     ------
                                                                      2,833

                Less - Current portion                                  240
                                                                     ------
                                                                     $2,593
                                                                     ======

       At May 31, 1998, future minimum lease payments receivable under the direct financing lease are as follows (in thousands):


                1999                                                 $  451
                2000                                                    451
                2001                                                    451
                2002                                                    451
                2003                                                    451
                Thereafter                                            1,653
                                                                     ------
                                                                     $3,908
                                                                     ======


5.     Manufacturing and Supply Agreement Credits:
       -------------------------------------------

       During the first calendar quarter of 1997, Acushnet experienced startup delays in the production of grips. In light of these difficulties, RG and Acushnet renegotiated their Manufacturing and Supply Agreement (the Agreement). In connection with this renegotiation, and subsequent production shortfalls, Acushnet agreed to provide RG with aggregate credits of $472,393 for future purchases of grips, to be applied against current accounts payable due to Acushnet. Under certain circumstances based upon the level of RG's purchase orders, the credits could be earned back by Acushnet prior to December 31, 1997. Since the credits were not earned back by Acushnet, RPI recorded $472,393 during the year ended May 31, 1998 as a reduction in grip cost of sales.

       Acushnet has the right to terminate the Agreement at any time after June 30, 1998 by providing the Company not less than ten months written notice and by paying the Company a cash termination fee in an amount equal to at least $2.5 million. However, during calendar year 1999 and beyond, the Company is required to purchase a minimum number of grips. Failure by the Company to purchase the minimum, during any calendar year, constitutes a material breach of the Agreement pursuant to which Acushnet, at its option, may terminate the Agreement without paying the termination fee. Although the Company was not required to meet this minimum requirement during 1998, the Company ordered fewer grips than the minimum required during 1999 and beyond. At May 31, 1998, the Company owed approximately $160,000 to Acushnet related to the Agreement which amount is included in accounts payable in the accompanying consolidated balance sheet. Included in finished goods inventories is approximately $562,000 of inventory located at Acushnet.


6.     Long-term Debt and Capital Lease Obligations:
       ---------------------------------------------

       FMP has a credit facility that includes a revolving line-of-credit, (the Revolver) a term loan (the Term Loan) and special advances (collectively, the FMP Credit Facility). During fiscal 1998, FMP entered into several amendments to the FMP Credit Facility with its lender. The effect of the amendments included providing for a special advance of $250,000 which amount was due and repaid on January 16, 1998, providing for a special advance of $350,000 which amount was due and repaid in three installments during May 1998 and increasing borrowings under the Term Loan of an additional $1.0 million (used to pay down the Revolver). In addition, the amendments changed certain terms, conditions and covenants of the FMP Credit Facility.

       The amount available for borrowings under the Term Loan, as amended, is subject to a maximum of the lesser of $3,998,000 or a percentage of the fair value of eligible plant and equipment, as defined. The amount available for borrowing under the Revolver is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowings of $7,500,000, less the amount outstanding on the Term Loan. As of May 31, 1998, FMP had approximately $1,162,000 available for additional borrowings under the FMP Credit Facility.

       The Term Loan is due in monthly principal installments of $69,712 commencing December 1997 through June 2, 2000 plus an additional annual principal payment each August in an amount equal to 30% of excess cash flow, as defined, for FMP's preceding fiscal year. This additional principal payment was waived for the year ended May 31, 1997. No additional principal payment was due for the year ended May 31, 1998. The Revolver and Term Loan mature on June 2, 2000; however, the lender may extend the maturity to May 31, 2001. If the lender does not extend the maturity of the FMP Credit Facility, the remaining principal outstanding under the Term Loan is due and payable June 2, 2000. Certain terms of the Revolver require that the obligation be classified as a current liability in the accompanying consolidated balance sheet.

       Borrowings under the Term Loan and Revolver bear interest at a rate per annum equal to the prime rate (8.5% at May 31, 1998) plus 1.25% and 1.0%, respectively, and are secured by substantially all of FMP's assets.

       In February 1997, RG entered into a credit facility with a commercial bank consisting of a revolver of $1,750,000 and a term loan of $700,000 (the RG Credit Facility). The RG Credit Facility matures February 28, 2000. Effective January 1, 1998, the interest rate on the RG Credit Facility was revised to the base rate plus 4% from the base rate plus 3%. The interest rate increased in accordance with the agreement based on the amount of RG's loss for the year ended December 31, 1997. As of May 31, 1998, RG had $151,000 available for additional borrowings.

       The FMP and RG credit facilities contain financial and other covenants which are determined separately for FMP and RG and which, among other things, limit annual capital expenditures and require the maintenance of minimum quarterly (monthly for RG) earnings before interest, taxes, depreciation and amortization, as defined, fixed charge coverage ratios, as defined, and accounts receivable and inventory turnover ratios, as defined. FMP and RG were in compliance with their respective financial covenants at May 31, 1998.

       Long-term debt and capital lease obligations as of May 31, 1998 consisted of the following (in thousands):


                                                                    1998
                                                                    ----

              FMP Credit Facility:
                Line-of-credit                                     $2,438
                Term loan                                           3,579

              RG Credit Facility:
                Line-of-credit                                      1,024
                Term loan                                             533

              Capital lease obligations                               106
                                                                   ------
                                                                    7,680
              Less - Current portion, including
                lines-of-credit of $3,462                           4,509
                                                                   ------
                                                                   $3,171
                                                                   ======

       Scheduled maturities of long-term debt at May 31, 1998 are as follows (in thousands):


                 Year Ending
                   May 31,
                   -------

                    1999                                           $4,509
                    2000                                            1,264
                    2001                                            1,907
                                                                   ------
                                                                   $7,680
                                                                   ======

       Future minimum lease payments under capital leases at May 31, 1998 are as follows (in thousands):


                  Year Ending
                   May 31,
                   -------

                    1999                                               $ 71
                    2000                                                 41
                                                                       ----
                                                                        112
                    Less - Amounts representing interest                  6
                                                                       ----
                    Present value of future minimum lease payments     $106
                                                                       ====

       As of May 31, 1998, the carrying value of the lines-of-credit and term loans approximated their fair market value since the obligations bear interest at a variable rate of interest.


7.     Leases:
       -------

       RPI leases corporate offices, manufacturing facilities and office equipment under operating lease agreements. Minimum annual rental commitments under noncancelable leases are as follows (in thousands):


                   Years Ending
                      May 31,
                      -------

                       1999                                      $226
                       2000                                       234
                       2001                                       222
                       2002                                         5
                       2003                                         1
                                                                 ----
                                                                 $688
                                                                 ====

       Rental expense under operating leases totaled approximately $204,000 and $0 for the years ended May 31, 1998 and 1997, respectively.


8.     Stock Options Plan:
       -------------------

       In March 1997, FMP adopted the FM Precision Golf Corp. 1997 Stock Option Plan (the FMP Plan). The FMP Plan is administered by the Board of Directors and provides for the granting of nonqualified stock options. As of May 31, 1998, 169,761 shares of common stock are reserved for issuance under the FMP Plan. In March 1997, FMP granted nonqualified options to purchase 169,761 shares of FMP's common stock to certain members of management and a consultant. The options are exercisable at a price of $0.24 per share, vested immediately and expire on March 12, 2007. As of May 31, 1998, options with respect to 2,755 shares have been exercised and all of the remaining options are exercisable. The estimated fair market value of FMP's common stock on the date of grant exceeded the exercise price of the options by approximately $425,000. Accordingly, such amount was recorded as compensation expense in March 1997.

       In connection with the Merger, options and warrants to purchase 982,250 shares of RG common stock outstanding as of the Merger date were converted into options and warrants to purchase 491,125 shares of RPI common stock.

       In October 1997, RPI adopted the Royal Precision, Inc. Stock Option Plan (the RPI Plan) which is subject to shareholder approval. The RPI Plan is administered by the Board of Directors and provides for the granting of nonqualified stock options to certain employees, consultants and directors. As of May 31, 1998, 750,000 shares of common stock are reserved for issuance under the RPI Plan. During the year ended May 31, 1998, 250,000 options were granted under the RPI plan. All of such options were cancelled during the year ended May 31, 1998 and as of May 31, 1998, there are no options outstanding under the RPI Plan.

       Stock option and warrant activity is as follows:


                                                             Weighted-
                                                             Average
                                         Shares           Exercise Price
                                         ------           --------------

Outstanding at May 31, 1996                  -              $ -
  Granted                                169,761              0.24
                                        --------            ------

Outstanding at May 31, 1997              169,761              0.24
  Converted from RG options              491,125              7.53
    in connection with RG merger
  Granted                                250,000              6.75
  Exercised                              (55,255)              .28
  Cancelled                             (250,000)             6.75
  Expired                                 (1,875)            13.00
                                        --------            ------

Outstanding at May 31, 1998              603,756            $ 6.13
                                        ========            ======

       A summary of information about stock options and warrants outstanding at May 31, 1998 is as follows:


                                             Options Outstanding                     Options Exercisable
                                --------------------------------------------     ------------------------------
                                                   Weighted-
                                                    Average        Weighted-                          Weighted-
              Range of           Number            Remaining        Average          Number            Average
              Exercise         Outstanding        Contractual      Exercise        Exercisable        Exercise
               Prices        at May 31, 1998         Life            Price       at May 31, 1998        Price
               ------        ---------------         ----            -----       ---------------        -----

                $0.24            167,006           8.9 years         $0.24            167,006           $0.24
            $5.26 - $9.00        278,625           5.6 years         $6.07            260,723           $6.07
           $10.00 - $24.50       158,125           2.7 years        $12.44            158,125          $12.44
                                --------                                             --------
                                 603,756                                              585,854
                                ========                                             ========

       In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for the options granted in March 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows for the year ended May 31, 1997:


                  Risk free interest rate                     6.7%
                  Expected dividend yield                     None
                  Expected life                               7 years
                  Expected volatility                         55%

       The only options granted during the year ended May 31, 1998 were also cancelled. Since the Company accounts for cancellations on an actual basis for SFAS No. 123 disclosure purposes, the grant has no effect on net loss for the year ended May 31, 1998. Had compensation cost for the

       Company's stock plan been determined consistent with SFAS No. 123, the Company's net income and basic and diluted net income per share would have been the following pro forma amounts for the year ended May 31, 1997 (in thousands, except per share data):


              Net income:
                As reported                                    $763
                Pro forma                                      $753

              Basic and diluted net income per share:
                As reported                                    $.18
                Pro forma                                      $.18

       The resulting pro forma compensation cost may not be representative of that to be expected in future years, since the pro forma amounts above consider only options granted in fiscal 1997.


9.     Income Taxes:
       -------------

       The components of the provision for (benefit from) income taxes are as follows for the years ended May 31, 1998 and 1997 (in thousands):


                                                               1998       1997
                                                               ----       ----

              Current                                           $21      $ 948
              Deferred                                            7       (362)
                                                                ---      -----
                                                                $28      $ 586
                                                                ===      =====

       RPI's effective income tax rate, as a percent of pretax income, differs from the statutory federal rate as follows for the years ended May 31, 1998 and 1997:


                                                               1998       1997
                                                               ----       ----

                  Statutory federal income tax rate             (34)%      34%
                  State taxes, net of federal benefit             9         6
                  Nondeductible goodwill amortization            67        -
                  Other                                          -          3
                  Change in valuation allowance                 (30)       -
                                                               ----       ---
                  Effective income tax rate                      12%       43%
                                                               ====       ===

       The components of deferred income tax assets (liabilities) as of May 31, 1998 are as follows (in thousands):


                  Current asset -
                    Financial reserves not currently
                      deductible                                     $   621
                  Long-term asset (liability) -
                    Tax effect of net operating loss
                      carryforwards                                    2,170
                    Book basis in excess of tax for
                      property plant and equipment                      (453)
                    Compensation expense related to grant
                      of stock options                                   325
                    Other                                                377
                    Valuation allowance                               (2,821)
                                                                     -------
                                                                     $   219
                                                                     =======

       As of May 31, 1998, RPI has federal and state net operating loss (NOL) carryforwards of approximately $6.4 million of which $5.8 million relate to RG for periods prior to the Merger (Pre-Merger NOL's). Such Pre-merger NOL's are available only to offset RG income after the merger. Additionally, the use of such Pre-merger NOL's is limited to $620,000 per annum under Section 382 of the Internal Revenue Code. As of May 31, 1998, $465,000 (related to the post-Merger period for the nine months ended May 31, 1998), of Pre-Merger NOL's are available for usage. Due to uncertainty of realization, a valuation allowance has been recorded to fully offset the value of the NOL carryforwards. If any Pre-merger NOL's carryforwards are used in the future, the related benefit will be recorded as a reduction in goodwill. The NOL's, if unused, expire in 2008 through 2018.


10.    Related Party Transactions:
       ---------------------------

       In connection with the Brunswick Acquisition and the RG Merger (see Note
       1), fees of approximately $500,000 and $607,000, respectively, were paid to related parties. Additionally, certain of these companies receive advisory fees.

       Professional and advisory fees and expense reimbursements of approximately $416,000 and $403,000 were paid to certain shareholders or their affiliates during the years ended May 31, 1998 and 1997, respectively.


11.    Foreign Sales:
       --------------

       RPI has export sales to customers located primarily throughout Japan, Canada and the United Kingdom. Foreign sales were approximately 18% and 10% of RPI's sales for the years ended May 31, 1998 and 1997, respectively.

12.    Benefit Plans:
       --------------

       401(k) Plan -
       -------------

       The Company maintains a defined contribution benefit plan intended to comply with Section 401(k) of the Internal Revenue Code. Each year, eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 15% of compensation or the annual maximum contribution established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the defined contribution benefit plan. The Company does not contribute to the defined contribution benefit plan.

       Pension Plan -
       --------------

       The Brunswick Acquisition agreement required FMP to establish a pension plan for union employees which provided benefits similar to those provided to FMP's union employees prior to the Brunswick Acquisition. Accordingly, the FM Precision Golf Corp. Pension Plan for Represented Hourly Wage Employees (the Plan) was implemented effective January 1, 1997.

       FMP contributes such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet the benefits to be paid to participants. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

       The following table sets forth the funded status of the Plan and amounts recognized in RPI's consolidated balance sheet at May 31, 1998 (in thousands):


                                                                        1998
                                                                        ----

       Actuarial present value of benefit obligations:
           Vested benefit obligation                                     $ -
           Non-vested benefit obligation                                  181
                                                                         ----
       Accumulated benefit obligation                                    $181
                                                                         ====

       Projected benefit obligation                                      $181
       Plan assets at fair value                                          120
                                                                         ----

       Projected benefit obligation in excess of plan assets               61
       Unrecognized net gain                                               15
                                                                         ----
       Accrued pension expense                                           $ 76
                                                                         ====

       Net pension costs for the years ended May 31, 1998 and 1997 included the following components (in thousands):

                                                       1998        1997
                                                       ----        ----

       Service cost - benefits earned during
         the period                                     $ 85        $ 80
       Interest cost of projected benefit
         obligations                                       7           8
       Excess cost (return) on plan assets                10          (8)
       Net amortization and deferral                       -           8
                                                        ----        ----
       Net periodic pension cost                        $102        $ 88
                                                        ====        ====

       Assumptions used in the actuarial valuations for the years ended May 31, 1998 and 1997 were as follows:

                                                        1998        1997
                                                        ----        ----

       Discount rate                                     7.5%        7.5%
       Expected long-term rate of
         return on assets                                9.0         9.0


13.    Information on Segments:
       ------------------------

       The Company has three reportable segments: golf shafts, golf grips and headwear. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment profit or loss after income taxes. The Company allocates certain administrative expenses to segments. The amounts in this illustration are assumed to be the amounts in reports used by the chief operating decision maker as of May 31, 1998 (in thousands):


                                                                           Year Ended May 31, 1998
                                                         -------------------------------------------------------
                                                            Golf           Golf
                                                           Shafts          Grips          Headwear        Total
                                                           ------          -----          --------        -----

       Revenues from external customers                    $21,023          $3,699          $2,899       $27,621
       Intersegment revenues                                    -               -                8             8
       Interest expense                                        573             119               3           695
       Depreciation and amortization                           524             224             242           990
       Segment profit (loss)                                   127             165            (555)         (263)
       Segment assets                                        9,276          12,249           1,956        23,481
       Segment capital expenditures                            828             206               4         1,038

                Total assets for reportable segments                                       $23,481
                Elimination of investment in subsidiary                                     (7,623)
                Goodwill not allocated to segments                                          10,028
                                                                                           -------
                Consolidated total assets                                                  $25,886
                                                                                           =======

       For the year ended May 31, 1997, the Company had only one segment, golf shafts.

14.    Concentration of Credit Risk:
       -----------------------------

       RPI is subject to a concentration of credit risk as a result of sales to its significant customers including its exclusive Japanese distributor and an original equipment manufacturer. To reduce its credit risk, RPI requires letter of credit agreements from its Japanese distributor.


15.    Significant Customer:
       ---------------------

       The two largest customers each accounted for more than 10% of the Company's net sales for the year ended May 31, 1998 and in the aggregate accounted for 28% of the Company's net sales for that year. The largest customer of the Company was the only customer that accounted for more than 10% of the Company's net sales with 13% of the Company's net sales for the year ended May 31, 1997.


16.    Commitments and Contingencies:
       ------------------------------

       RPI is a party to various legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on RPI's financial condition or future operating results.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information regarding the Company's directors is set forth at "ELECTION OF DIRECTORS; Business Experience," in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") which information is incorporated herein by reference.

         The executive officers of the Company and their ages and positions are as follows:

         Name                    Age                   Position
         ----                    ---                   --------

Thomas A. Schneider               38         President, Chief Operating Officer,
                                             Chief Financial Officer
David E. Johnston                 43         Executive Vice President,
                                                  Special Projects
Ronald L. Chalmers                52         Executive Vice President,
                                                  Administration/Manufacturing
Anthony Montgomery                35         Vice President, Sales
Kevin Neill                       29         Corporate Controller
William B. Faragher               46         Division Controller, Chief
                                                  Accounting Officer

         Thomas A. Schneider is a certified public accountant and was Vice President - Finance and Secretary of Royal Grip, Inc. from January 1996 to October, 1997 and served as Vice President, Chief Financial Officer of the Company from October 1997 to August 1998, when he was elected to serve as President, Chief Operating Officer and Chief Financial Officer. Prior to 1996, Mr. Schneider served for five years as the controller of Karsten Manufacturing Corp., the maker of Ping golf equipment.

         David E. Johnston served as Vice President of the Company from its organization in 1996 until October 1997, served as Executive Vice President, Chief Operating Officer from October 1997 until August 1998 when he was appointed Executive Vice President, Special Projects. Mr. Johnston has been a director of the Company since June 1996. Mr. Johnston was Sales Manager of Buckhorn Rubber Products, Inc., a molded rubber products manufacturer, from 1989 to 1996. Mr. Johnston is the son of Richard P. Johnston and the brother of Leslie Reesing.

         Ronald L. Chalmers served as the Director of Sales/Marketing of Brunswick Corporation from 1992 to May 1996. From May 1996 until October 1997, he served as President of FM Precision Golf Manufacturing Corp., the Company's shaft manufacturing subsidiary. He has served as Executive Vice President - Administration/Manufacturing of the Company since October 1997 and has been a director of the Company since June 1996.

         Anthony Montgomery was President of Montgomery & Assoc. from 1993 to 1995 and Vice President of Unique Impressions from 1995 to 1996, companies engaged in manufacturing and marketing of golf products, served as Director of Sales of FM Precision Golf Manufacturing Corp., the Company's shaft manufacturing subsidiary, in 1996 and 1997, and has been Vice President, Sales of the Company since April 1998.

         Kevin Neill has been Corporate Controller of the Company since June 1998. From July 1991 to October 1995, Mr. Neill was employed by Arthur Andersen LLP an accounting firm, and from October 1995 to June 1998, he was Assistant Controller of SunCor Development, a real estate development company.

         William B. Faragher was Controller, chief accounting officer of the Company from October 1997 to June 1998 when he was appointed Division Controller, chief accounting officer. Prior to joining the Company in June 1996, Mr. Faragher was Controller of Brunswick Golf from January 1991 to May 1996.

         Information relating to compliance with Section 16(a) of the Exchange Act is set forth at "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth at "CERTAIN TRANSACTIONS" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         (3)  Certificate of Incorporation and Bylaws

         3.1. Amended and Restated Certificate of Incorporation of registrant (incorporated by reference to Annex IV to the Company's Form S-4, No. 333-28841) (the "Form S-4").

         3.2. Bylaws of Royal Precision, Inc. (incorporated by reference to
              Exhibit 3.2 to the Form S-4).

         (4)  Instruments defining the rights of holders

         4.1. See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Form S-4).

         4.2. See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3 of Article VII of the Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

         (10) Material Contracts (*indicates management contract or compensatory plan or arrangement).

         10.1. Management Stockholders Agreement dated May 29, 1996 with Ronald
L. Chalmers, et al (incorporated by reference to Exhibit 10.2.4 of the Form S-4.

         10.2. 1997 Stock Option Plan dated March 13, 1997 (incorporated by reference to Exhibit 10.2.5 of the Form S-4.*

         10.3. Form of Option Agreement with those not parties to the Management Stockholders Agreement (incorporated by reference to Exhibit 10.2.6 of the Form S-4).*

         10.4. Form of Option Agreement with those who are parties to the Management Stockholders Agreement (incorporated by reference to Exhibit 10.2.7 of the Form S-4).*

         10.5. Consulting Agreement with Danny Edwards (incorporated by reference to Exhibit 2.2 of the Form S-4).*

         10.6. Open-end Mortgage Deed, Security Agreement and Fixture Filing dated May 31, 1996 to Star Bank (incorporated by reference to Exhibit 10.3.1 of the Form S-4).

         10.7. Financing Agreement dated May 31, 1996 with Star Bank (incorporated by reference to Exhibit 10.3.2 of the Form S-4).

         10.8. Guaranty dated May 31, 1996 to Star Bank from FM Precision Golf Manufacturing Corp. (incorporated by reference to Exhibit 10.3.3 of the Form S-4).

         10.9. Guaranty dated May 31, 1996 to Star Bank from FM Precision Golf Sales Corp. (incorporated by reference to Exhibit 10.3.4 of the Form S-4).

         10.10. Guaranty dated May 31, 1996 to Star Bank from FM Precision Golf Corp. (incorporated by reference to Exhibit 10.3.5 of the Form S-4).

         10.11. Guaranty dated May 31, 1996 by Christopher A. Johnston, Richard
P. Johnston and Berenson Minella to Star Bank (incorporated by reference to
Exhibit 10.3.6 of the Form S-4).

         10.12 Security Agreement dated May 31, 1996 with Star Bank and FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit 10.3.7 of the Form S-4).

         10.13. Security Agreement dated May 31, 1996 with Star Bank and FM Precision Golf Corp. (incorporated by reference to Exhibit 10.3.8 of the Form S-4).

         10.14. Credit and Security Agreement dated February 10, 1997 with Royal Grip, Roxxi and Norwest Business Credit (incorporated by reference to Exhibit
10.19 to Royal Grip, Inc.'s 1996 Form 10-K; Commission File No. 0-22230) ("RG's 1996 Form 10-K").

         10.15. First Amendment to Credit Agreement dated April 11, 1997 with Norwest (incorporated by reference to Exhibit 10.20 of RG's 1996 Form 10-K).

         10.16 Agreement between Royal Grip and Precision Japan Ltd. dated July 12, 1991 (incorporated by reference to Exhibit 10.7 to RG's 1996 Form 10-K).

         10.17 Lease Agreement dated February 22, 1996 with HM Real Estate, L.L.C. for Oklahoma City facility (incorporated by reference to Exhibit 10.12 to RG's 1996 Form 10-K).

         10.18 Manufacturing and Supply Agreement dated December 21, 1996 with Acushnet (incorporated by reference to Exhibit 10.16 to RG's 1996 Form 10-K).

         10.19. Capital Lease Agreement with Acushnet (incorporated by reference to Exhibit 10.18 to RG's 1996 Form 10-K).

         10.20. Amendment to Manufacturing and Supply Agreement dated April 4, 1997 with Acushnet (incorporated by reference to RG's 1996 Form 10-K).

         10.21. Manufacturers' Representative Agreement dated March 1, 1979 with Union Tubular Products, Brunswick Corporation and M.A. Clark (incorporated by reference to Exhibit 10.4.6 of the Form S-4).

         10.22. Distributor Agreement effective August 20, 1990 with Brunswick and Infiniti Golf (incorporated by reference to Exhibit 10.4.7 of the Form S-4).

         10.23. First Amendment to Financing Agreement dated January 29, 1997 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit 10.3.11 of the Quarterly Report on Form 10-

QSB for the quarter ended November 29, 1997, Commission File No. 0-22889) (the "November 1997 Form 10-QSB").

         10.24. Second Amendment to Financing Agreement dated August 20, 1997 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit 10.3.12 of the November 1997 Form 10-QSB).

         10.25 Third Amendment to Financing Agreement dated November 7, 1997 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit 10.3.13 of the November 1997 Form 10-QSB).

         10.26. Fourth Amendment to Financing Agreement dated January 6, 1998 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit 10.3.14 of the November 1997 Form 10-QSB).

         10.27. Fifth Amendment to Financing Agreement dated January 13, 1998, between Star Bank National Association, FM Precision Golf Manufacturing Golf Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit
10.3.15 of the Quarterly Report on Form 10-QSB for the quarter ended February 28, 1998, Commission File No. 0-22889) (the "February 1998 Form 10-QSB").

         10.28. Sixth Amendment to Financing Agreement dated January 21, 1998, between Star Bank National Association, FM Precision Golf Manufacturing Golf Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit
10.3.16 of the February 1998 Form 10-QSB).

         10.29. Seventh Amendment to Financing Agreement dated March 17, 1998, between Star Bank National Association, FM Precision Golf Manufacturing Golf Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit
10.3.17 of the February 1998 Form 10-QSB).

         10.30. Second Amendment to Credit Agreement dated August 28, 1997 with Norwest Business Credit.

         10.31. Third Amendment to Credit Agreement dated May 1, 1998 with Norwest Business Credit.

         10.32. Royal Precision, Inc. Stock Option Plan dated October 5, 1997*.

         18. Letter on change in accounting principles.

         (21) Subsidiaries of the Registrant.

         (23) Consents

         23.1. Consent of Arthur Andersen LLP.

         (24) Power of Attorney

         24.1.  Powers of Attorney.

         24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

         27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 24, 1998
                              ROYAL PRECISION, INC.
                               (the "Registrant")

                              By   /s/ Thomas A. Schneider
                                 -------------------------------
                                 Thomas A. Schneider,
                                 President, Chief Operating Officer and Chief
                                 Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 24th day of August, 1998.

         Name                           Title (Capacity)
         ----                           ----------------

/s/ Thomas A. Schneider                President, Chief Operating Officer and
---------------------------            Chief Financial Officer
Thomas A. Schneider

/s/ Richard P. Johnston*               Director
---------------------------
Richard P. Johnston

/s/ David E. Johnston*                 Director
---------------------------
David E. Johnston

/s/ Lawrence Bain*                     Director
---------------------------
Lawrence Bain

/s/ Ronald L. Chalmers*                Director
---------------------------
Ronald L. Chalmers

/s/ Raymond J. Minella*                Director
---------------------------
Raymond J. Minella

/s/ Kenneth J. Warren*                 Director
---------------------------
Kenneth J. Warren

/s/ Danny Edwards*                     Director
---------------------------
Danny Edwards

/s/ Robert G. J. Burg, II*             Director
---------------------------
Robert G. J. Burg, II

/s/ Leslie Reesing                     Director
---------------------------
Leslie Reesing

* Thomas A. Schneider, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.

By: /s/ Thomas A. Schneider
    ---------------------------
    Thomas A. Schneider, Attorney in Fact

                                  EXHIBIT INDEX

                                                                       PAGE IN
                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT                                                                 COPY

   3.1     Amended and Restated Certificate of Incorporation of
           registrant (incorporated by reference to Annex IV to the
           Company's Form S-4, No. 333-28841) (the "Form S-4")              *

   3.2     Bylaws of Royal Precision, Inc. (incorporated by reference to
           Exhibit 3.2 to the Form S-4)                                     *

   4.1 See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation of the registrant (incorporated
           by reference to Exhibit 3.1 to the Form S-4.                     *

   4.2     See Article I, Sections 2.1 and 2.2 of Article II and Section
           7.3 of Article VII of the Bylaws of Royal Precision, Inc.
           (incorporated by reference to Exhibit 3.2 to the Form S-4)       *

   10.1    Management Stockholders Agreement dated May 29, 1996 with
           Ronald L. Chalmers, et al (incorporated by reference to
           Exhibit 10.2.4 of the Form S-4.                                  *

   10.2    1997 Stock Option Plan dated March 13, 1997 (incorporated by
           reference to Exhibit 10.2.5 of the Form S-4.                     *

   10.3    Form of Option Agreement with those not parties to the
           Management Stockholders Agreement (incorporated by reference
           to Exhibit 10.2.6 of the Form S-4).                              *

   10.4. Form of Option Agreement with those who are parties to the Management Stockholders Agreement (incorporated by reference
           to Exhibit 10.2.7 of the Form S-4).                              *

   10.5    Consulting Agreement with Danny Edwards (incorporated by
           reference to Exhibit 2.2 of the Form S-4).                       *

   10.6. Open-end Mortgage Deed, Security Agreement and Fixture Filing dated May 31, 1996 to Star Bank (incorporated by reference to
           Exhibit 10.3.1 of the Form S-4).                                 *

   10.7    Financing Agreement dated May 31, 1996 with Star Bank
           (incorporated by reference to Exhibit 10.3.2 of the Form S-4.    *

   10.8    Guaranty dated May 31, 1996 to Star Bank from FM Precision
           Golf Manufacturing Corp. (incorporated by reference to
           Exhibit 10.3.3 of the Form S-4).                                 *

   10.9    Guaranty dated May 31, 1996 to Star Bank from FM Precision
           Golf Sales Corp. (incorporated by reference to Exhibit 10.3.4
           of the Form S-4).                                                *

   10.10   Guaranty dated May 31, 1996 to Star Bank from FM Precision
           Golf Corp. (incorporated by reference to Exhibit 10.3.5 of
           the Form S-4).                                                   *

   10.11   Guaranty dated May 31, 1996 by Christopher A. Johnston,
           Richard P. Johnston and Berenson Minella to Star Bank
           (incorporated by reference to Exhibit 10.3.6 of the Form
           S-4).                                                            *
                                    -25-

   10.12   Security Agreement dated May 31, 1996 with Star Bank and
           FM Precision Golf Manufacturing Corp. and FM Precision Golf
           Sales Corp. (incorporated by reference to Exhibit 10.3.7 of
           the Form S-4).                                                   *

   10.13 Security Agreement dated May 31, 1996 with Star Bank and FM Precision Golf Corp. (incorporated by reference to Exhibit
           10.3.8 of the Form S-4).                                         *

   10.14   Credit and Security Agreement dated February 10, 1997 with
           Royal Grip, Roxxi and Norwest Business Credit (incorporated by reference to Exhibit 10.19 to Royal Grip, Inc.'s 1996 Form
           10-K; Commission File No. 0-22230) ("RG's 1996 Form 10-K").      *

   10.15 First Amendment to Credit Agreement dated April 11, 1997 with Norwest (incorporated by reference to Exhibit 10.20 of RG's
           1996 Form 10-K).                                                 *

   10.16   Agreement between Royal Grip and Precision Japan Ltd. dated
           July 12, 1991 (incorporated by reference to Exhibit 10.7 to
           RG's 1996 Form 10-K).                                            *

   10.17 Lease Agreement dated February 22, 1996 with HM Real Estate, L.L.C. for Oklahoma City facility (incorporated by reference
           to Exhibit 10.12 to RG's 1996 Form 10-K.                         *

   10.18   Manufacturing and Supply Agreement dated December 21, 1996 with Acushnet (incorporated by reference to Exhibit 10.16 to
           RG's 1996 Form 10-K).                                            *

   10.19   Capital Lease Agreement with Acushnet (incorporated by
           reference to Exhibit 10.18 to RG's 1996 Form 10-K).              *

   10.20   Amendment to Manufacturing and Supply Agreement dated April
           4, 1997 with Acushnet (incorporated by reference to RG's 1996
           Form 10-K).                                                      *

   10.21   Manufacturers' Representative Agreement dated March 1, 1979 with Union Tubular Products, Brunswick Corporation and M.A.
           Clark (incorporated by reference to Exhibit 10.4.6 of the
           Form S-4).                                                       *

   10.22   Distributor Agreement effective August 20, 1990 with
           Brunswick and Infiniti Golf (incorporated by reference to
           Exhibit 10.4.7 of the Form S-4).                                 *

   10.23 First Amendment to Financing Agreement dated January 29, 1997 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.
           (incorporated by reference to Exhibit 10.3.11 of the
           Quarterly Report on Form 10-QSB for the quarter ended
           November 29, 1997, Commission File No. 0-22889) (the
           "November 1997 Form 10-QSB").                                    *


   10.24 Second Amendment to Financing Agreement dated August 20, 1997 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.
           (incorporated by reference to Exhibit 10.3.12 of the November
           1997 Form 10-QSB).                                               *

   10.25 Third Amendment to Financing Agreement dated November 7, 1997 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.
           (incorporated by reference to Exhibit 10.3.13 of the November
           1997 Form 10-QSB).                                               *

   10.26 Fourth Amendment to Financing Agreement dated January 6, 1998 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.
           (incorporated by reference to Exhibit 10.3.14 of the November
           1997 Form 10-QSB).                                               *

   10.27 Fifth Amendment to Financing Agreement dated January 13, 1998 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.
           (incorporated by reference to Exhibit 10.3.15 of the
           Quarterly Report on Form 10-QSB for the quarter ended
           February 28, 1998, Commission File No. 0-22889) (the
           "February 1998 Form 10-QSB").                                    *


   10.28 Sixth Amendment to Financing Agreement dated January 21, 1998 between Star Bank National Association, FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp.
           (incorporated by reference to Exhibit 10.3.16 of the February
           1998 Form 10-QSB).                                               *

   10.29   Seventh Amendment to Financing Agreement dated January 21,
           1998 between Star Bank National Association, FM Precision
           Golf Manufacturing Corp. and FM Precision Golf Sales Corp. (incorporated by reference to Exhibit 10.3.17 of the February
           1998 Form 10-QSB).                                               *

   10.30   Second Amendment to Credit Agreement dated August 28, 1997
           with Norwest Business Credit                                     51

   10.31   Third Amendment to Credit Agreement dated May 1, 1998 with
           Norwest Business Credit                                          57

   10.32   Royal Precision, Inc. Stock Option Plan dated October 5,
           1997.                                                            65

   18      Letter on change in accounting principles                        86

   21      Subsidiaries of the Registrant                                   87

   23.1    Consent of Arthur Andersen LLP                                   88

   24.1    Powers of Attorney                                               89

   24.2    Certified resolution of Registrant's Board of Directors
           authorizing officers and directors signing on behalf of the
           Company to sign pursuant to a power of attorney.                 98

   27      Financial Data Schedule (submitted for SEC purposes only)