Form 10QSB
period 1998-08-31
ROYAL PRECISION INC
filed 1998-10-14
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 1998

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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Title of each class                          Outstanding at October 9, 1998
----------------------                         -------------------------------
Common Stock, par value $.001                            5,656,269 Shares


Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

ITEM 1.
                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         August 31,     May 31,
                                                           1998          1998
                                                         --------      --------
                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                   $     --      $     28
  Accounts receivable, net of allowance
    for doubtful accounts of $602
    at August 31, 1998 and May 31, 1998                     2,661         4,042
  Inventories                                               3,900         4,049
  Current portion of net investment in capital lease          244           240
  Other current assets                                         43            74
  Deferred income taxes                                       265           265
                                                         --------      --------
              Total current assets                          7,113         8,698
                                                         --------      --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                        123           123
  Furniture, fixtures and office equipment                    741           544
  Buildings and improvements                                  767           689
  Machinery and equipment                                   3,953         3,894
                                                         --------      --------
                                                            5,584         5,250
  Less - Accumulated depreciation                            (928)         (754)
                                                         --------      --------
                                                            4,656         4,496
                                                         --------      --------
GOODWILL, net                                               9,898        10,028
                                                         --------      --------
NET INVESTMENT IN CAPITAL LEASE, less current portion       2,511         2,593
                                                         --------      --------
OTHER ASSETS                                                   51            71
                                                         --------      --------
              Total assets                               $ 24,229      $ 25,886
                                                         ========      ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines-of-credit                                        $  2,678      $  3,462
  Current portion of long-term debt
    and capital lease obligations                           1,048         1,047
  Accounts payable                                          1,237         1,769
  Accrued salaries and benefits                               592           760
  Other accrued expenses                                    1,375         1,259
                                                         --------      --------
              Total current liabilities                     6,930         8,297
                                                         --------      --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current portion                                      2,908         3,171
                                                         --------      --------
DEFERRED INCOME TAXES                                          46            46
                                                         --------      --------
OTHER LIABILITIES                                               2            45
                                                         --------      --------
              Total liabilities                             9,886        11,559
                                                         --------      --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000
    shares authorized; no shares issued                        --            --
  Common stock, $.001 par value; 50,000,000
    shares authorized; 5,656,269 and 5,601,697
    shares issued and outstanding at August 31,
    1998 and May 31, 1998, respectively                         6             6
  Additional paid-in capital                               13,834        13,821
  Retained earnings                                           503           500
                                                         --------      --------
              Total stockholders' equity                   14,343        14,327
                                                         --------      --------
              Total liabilities and stockholders'
                equity                                   $ 24,229      $ 25,886
                                                         ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (dollars in thousands)

                                                           Three Months Ended
                                                      --------------------------
                                                      August 31,      August 30,
                                                         1998            1997
                                                     -----------     -----------
NET SALES:
   Golf shafts                                      $     5,001     $     4,922
   Golf grips                                             1,037              --
   Headwear                                                 794              --
                                                    -----------     -----------
                                                          6,832           4,922
                                                    -----------     -----------
COST OF SALES:
   Golf shafts                                            3,274           3,727
   Golf grips                                               551              --
   Headwear                                                 709              --
                                                    -----------     -----------
                                                          4,534           3,727
                                                    -----------     -----------
     Gross profit                                         2,298           1,195

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              2,156           1,025
                                                    -----------     -----------
     Operating income                                       142             170

INTEREST EXPENSE, net of interest income
   of $61 and $0, for 1998 and 1997, respectively           134             123
                                                    -----------     -----------
     Income before provision for income taxes                 8              47

PROVISION FOR INCOME TAXES                                    5              21
                                                    -----------     -----------
     Net income                                     $         3     $        26
                                                    ===========     ===========

BASIC AND DILUTED NET INCOME PER COMMON SHARE       $      0.00     $      0.01
                                                    ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING USED IN COMPUTING BASIC NET
   INCOME PER COMMON SHARE                            5,602,290       4,175,394
                                                    ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING USED IN COMPUTING DILUTED NET
   INCOME PER COMMON SHARE                            5,711,547       4,334,055
                                                    ===========     ===========
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                       Three Months Ended
                                                    -----------------------
                                                   August 31,       August 30,
                                                      1998             1997
                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $      3         $   26
  Adjustments to reconcile net income
    to net cash provided by
    operating activities -
      Depreciation and amortization                      304             95
      Changes in operating assets and liabilities,
        net of effect of business acquired -
          Accounts receivable                          1,381            909
          Inventories                                    149            296
          Other assets                                    51            (31)
          Accounts payable and accrued
            expenses                                    (584)          (590)
          Other liabilities                              (43)            --
                                                    --------       --------
                  Net cash provided by
                    operating activities               1,261            705
                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from Royal Grip, Inc.                     --             18
  Purchases of equipment, net                           (334)          (230)
  Payments from net investment in capital lease           78             --
  Merger costs                                            --           (386)
                                                    --------       --------
                  Net cash used in investing
                    activities                          (256)          (598)
                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock
    options                                               13             --
  (Repayments) borrowings under
    lines-of-credit, net                                (784)           125
  Repayments of long-term debt and
    capital lease obligations                           (262)          (225)
                                                    --------       --------
                  Net cash used in financing
                    activities                        (1,033)          (100)
                                                    --------       --------
(DECREASE) INCREASE IN CASH                              (28)             7

CASH, beginning of period                                 28             28
                                                    --------       --------
CASH, end of period                                 $     --       $     35
                                                    ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for -
      Interest                                      $    205       $    134
                                                    ========       ========
      Income taxes                                  $     17       $     60
                                                    ========       ========
    Non-cash transactions -
      Accrued Merger and registration
        costs                                       $     --       $    521
                                                    ========       ========
    Issuance of common stock and options
      and warrants to purchase common
      stock for acquisition of Royal Grip, Inc.     $     --       $ 12,995
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.     Operations and Significant Accounting Policies:

       Basis of presentation -

       The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries (collectively, RPI or the Company) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended May 31, 1998 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

       Principles of consolidation -

       The accompanying consolidated financial statements include Royal Precision, Inc. (RPI) and its three wholly-owned subsidiaries, FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp. (FM Sales) and Royal Grip, Inc (formerly FMPSUB, Inc.) and its wholly owned subsidiary, Roxxi, Inc. (collectively RG). On May 14, 1997, RPI entered into an Agreement and Plan of Merger with RG. Under the terms of the Merger agreement, effective August 29, 1997, FMPSUB, Inc. (a wholly-owned subsidiary of RPI created for such purpose) merged with and into RG (the Merger). RG was the surviving corporation and became a wholly-owned subsidiary of RPI. Accordingly, the results of operations of RG are not included in the three months ended August 30, 1997 and are included in the three months ended August 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

       Reporting periods -

       The Company's first three fiscal quarters in fiscal year May 31, 1998 ended on a Saturday. The Company's first three fiscal quarters in fiscal year May 31, 1999 end on the last calendar day of the quarter. The Company's year end is May 31.

2.     Net Income Per Share:

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

       Basic earnings per common share are based on the average number of common shares outstanding during the periods presented. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the periods presented. Common share equivalents represent dilutive stock options using the treasury stock method.

3.     New Accounting Standards:

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (net income together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. RPI's comprehensive income is the same as RPI's net income for the three month periods ended August 31, 1998 and August 30, 1997.

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Since SFAS No. 132 affects disclosures only and not measurement, the standard will have no financial impact upon adoption at the end of fiscal 1999.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt SFAS No. 133 as of June 1, 2000 and does not anticipate any material impact resulting from the adoption of this pronouncement.

4.     Inventories:

       Inventories as of August 31, 1998 and May 31, 1998 consisted of the following (in thousands):

                                            August 31, 1998     May 31, 1998
                                                ------              ------
       Raw materials                            $  742              $1,161
       Work-in-process                           1,576               1,206
       Finished goods                            1,582               1,682
                                                ------              ------
                                                $3,900              $4,049
                                                ======              ======
5.     Information on Segments:

       The Company has three reportable segments: golf shafts, golf grips and headwear. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment profit or loss after income taxes. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating decision maker as of August 31, 1998 (in thousands):
                                            Three Months Ended August 31, 1998
                                           ------------------------------------
                                             Golf     Golf
                                            Shafts    Grips   Headwear   Total
                                            ------    -----   --------   ------
       Revenues from external customers    $5,001   $ 1,037   $  794    $ 6,832
       Intersegment revenues                    -         -        5          5
       Segment profit (loss)                   43        51      (91)         3
       Segment assets                       8,284    11,708    1,805     21,797

       Total assets for reportable segments                             $21,797
       Elimination of investment in
         subsidiaries                                                    (7,466)
       Goodwill not allocated to segments                                 9,898
                                                                        -------
       Consolidated total assets                                        $24,229
                                                                        =======

       For the three month period ended August 31, 1997, the Company had only one segment, golf shafts.

6.     Subsequent Events

       On October 8, 1998, the Company made changes to its existing borrowing arrangements described in Note 6 to the financial statements contained in the Company's form 10-KSB and consolidated all of its credit facilities with one bank.

       In connection with a new credit facility for FMP, all loans to FMP were paid off and a new credit and security agreement was entered into with a new lender. In connection with the repayment of the old FMP credit facility, FMP paid a $75,000 prepayment penalty to its bank. The cost of the prepayment penalty will be reflected as a reduction of the Company's second quarter income. Terms of FMP's new credit facilities are as follows. The amount available for borrowings under the FMP term loan is $4.3 million. Such amount was funded on October 9, 1998. The amount available for borrowing under the FMP revolver is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. FMP's term loan is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly, thereafter.

       The borrowing arrangement with RG was amended and restated. The amendment resulted in the funding of a new RG term loan of $840,000 in addition to the existing RG term loan that has $496,000 outstanding at October 9, 1998. The new RG term loan was funded on October 9, 1998. The amount available for borrowings under the RG revolver is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. RG's new term loan is due in monthly principal installments of $40,000 through and until October 1, 1999 and $22,500 monthly until maturity.

       Borrowings under all term loans and both revolvers bear interest at a rate per annum equal to the prime rate (8.25% at October 9, 1998) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets. The maturity date for all term loans and both revolvers is September 30, 2001. On October 9, 1998, the Company had $1.4 million available for additional borrowings. However, when the UCC filings in Connecticut related to the loan have been perfected, a $500,000 reserve will be removed and the Company will have $1.9 million available for additional borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward Looking Statements -

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-QSB, any other Form 10-QSB, Form 10-KSB, or Form 8-K, or any other written or oral statements made by or on behalf of RPI may include forward looking statements which reflect RPI's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, RPI's cost of raw materials, the competitive environment in which RPI operates, and changes in the financial markets relating to RPI's capital structure and cost of capital. Statements in this Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RPI's Form 10-KSB. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. RPI undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

       Overview -

       Royal Precision, Inc. (RPI or the Company) has three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp., Royal Grip, Inc. (formerly known as FMPSUB, Inc.) and its wholly owned subsidiary, Roxxi, Inc. (collectively RG). RPI acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. merged with and into RG with RG being the surviving corporation.

       The effective date of the merger was August 29, 1997. Accordingly, RG's results of operations are included in the three months ended August 31, 1998, but are not included in the three months ended August 30, 1997.

       FMP is a manufacturer and distributor of golf shafts that are sold to original equipment manufacturers (OEMs) and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEM's. FMP also sells golf shafts in foreign markets including Japan, Canada, Australia and the United Kingdom.

       RG designs and distributes golf club grips and manufactures and distributes athletic headwear. RG's products are sold primarily throughout the United States, Japan and the United Kingdom. The majority of RG's grip sales are to its Japanese distributor. In December 1996, RG outsourced the manufacturing of its non-cord grips to Acushnet Rubber Company.


       Three Months Ended August 31, 1998 Compared to the Three Months Ended August 30, 1997 -

       Net Sales. Net sales for the three months ended August 31, 1998 were $6.8 million, an increase of 38.8% over net sales of $4.9 million for the corresponding period in 1997. The increase in net sales of $1.9 million is primarily attributable to the inclusion of $1.8 million of net sales of golf club grips and headwear by RG. Net golf shaft sales for the three months ended August 31, 1998 increased by $0.1 million or 1.6%. Sales of the higher priced Rifle shafts increased by $1.1 million or 45.9% as compared to the same period last year. The increase in Rifle shaft sales was offset by a reduction in lower priced commercial grade shaft sales of $0.8 million or 40.8%

       Cost of Goods Sold. Cost of goods sold for the three months ended August 31, 1998 was $4.5 million, an increase of 21.7% over cost of goods sold of $3.7 million for the same period in 1997. The increase in cost of goods sold of $0.8 million is primarily attributable to the inclusion of $1.3 million of cost of goods sold for RG golf club grips and headwear offset by a decrease of $0.5 million in golf shaft cost of sales. The decrease in cost of goods sold for the golf shaft business is primarily the result of a planned reduction in the total unit volume of shaft sales offset by a change in mix to higher cost Rifle shafts from lower cost commercial grade shafts.

       Gross Profit. Gross profit for the three months ended August 31, 1998 was $2.3 million, an increase of 92.3% over gross profit of $1.2 million for the corresponding period in 1997. The increase in gross profit of $1.1 million is primarily attributable to the inclusion of $0.6 million of gross profit on sales of golf club grips and headwear by RG. Gross profit on sales of golf shafts for the three months ended August 31, 1998 increased by $0.5 million or 44.5% as compared to the same period last year. As a percentage of sales, the gross profit on shaft sales increased from 24.3% to 34.5% for the three months ended August 31, 1998, as compared to gross profit during the same period in 1997 due to a greater percentage of shaft sales being attributed to sales of higher margin Rifle shafts.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 1998 were $2.2 million, an increase of 110.3% over selling, general and administrative expenses of $1.0 million for the same period in 1997. The increase in selling, general and administrative expenses of $1.2 million is primarily attributable to the inclusion of $0.5 million of selling, general and administrative expenses from RG for the period reported. In addition, the Company amortized $130,000 of goodwill during the three months ended August 31, 1998 as a result of the Merger. In addition, advertising expenses for FMP increased $140,000 for the three months ended August 31, 1998 as compared to the same period last year.

       Interest Expense, net. Net interest expense for the three months ended August 31, 1998 was $134,000 compared to $123,000 for the same period last year. The increase in net interest expense is primarily attributable to the inclusion of RG interest expense totaling $42,000 for the three month period ended August 31, 1998 and higher average outstanding balances on the FMP lines-of-credit during the three month period ended August 31, 1998 compared to the same period last year. Interest income for the three months ended August 31, 1998 was $61,000, compared to $0 for the same period last year. This increase is due to the inclusion of interest income from RG's capital lease receivable in the 1998 period.

       Income Taxes. Income tax expense for the three months ended August 31, 1998 and 1997 was $5,000 and $21,000, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

       Liquidity and Capital Resources. At August 31, 1998, RPI had working capital of $183,000 and a current ratio of 1.0 to 1 as compared to working capital of $401,000 and a current ratio of 1.0 to 1 at May 31, 1998.

       FMP and RG were in compliance with all debt covenants at August 31, 1998. Based on eligible receivables and inventory as of August 31, 1998, FMP and RG had $0.3 million and $0.2 million available for additional borrowings under revolving lines of credit, respectively.

       On October 8, 1998, the Company made changes to its existing borrowing arrangements described in Note 6 to the financial statements contained in the Company's form 10-KSB and consolidated all of its credit facilities with one bank.

       In connection with a new credit facility for FMP, all loans to FMP were paid off and a new credit and security agreement was entered into with a new lender. In connection with the repayment of the old FMP credit facility, FMP paid a $75,000 prepayment penalty to its bank. The cost of the prepayment penalty will be reflected as a reduction of the Company's second quarter income. Terms of FMP's new credit facilities are as follows. The amount available for borrowings under the FPM term loan is $4.3 million. Such amount was funded on October 9, 1998. The amount available for borrowing under the FMP revolver is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. FMP's term loan is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly, thereafter.

       The borrowing arrangement with RG was amended and restated. The amendment resulted in the funding of a new term loan of $840,000 in addition to the existing term loan that has $496,000 outstanding at October 9, 1998. The new RG term loan was funded on October 9, 1998. The amount available for borrowings under the RG revolver is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. RG's new term loan is due in monthly principal installments of $40,000 through and until October 1, 1999 and $22,500 monthly until maturity.

       Borrowings under all term loans and both revolvers bear interest at a rate per annum equal to the prime rate (8.25% at October 9, 1998) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets. The maturity date for all term loans and both revolvers is September 30, 2001. On October 9, 1998, the Company had $1.4 million available for additional borrowings. However, when the UCC filings in Connecticut related to the loan have been perfected, a $500,000 reserve will be removed and the Company will have $1.9 million available for additional borrowings.

       The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months.

       During the three months ended August 31, 1998, net cash provided by operating activities was $1.3 million which primarily resulted from an aggregate decrease in accounts receivable and inventory of $1.5 million and $0.3 million of depreciation and amortization partially offset by a decrease in accounts payable and accrued expenses of $0.6 million. RPI used $0.3 million in investing activities during the three months ended August 31, 1998, primarily due to the purchase of additional property plant and equipment. RPI estimates that capital expenditures for the year ended May 31, 1999 will be approximately $1.7 million.

       Net cash used in financing activities for the three months ended August 31, 1998, was $1.0 million primarily due to the repayment of $0.8 million and $0.3 million on the Company's lines of credit and term loans, respectively.

       Year 2000 Assessment. The Company has assessed all internal year 2000 issues including but not limited to computer hardware and software, alarm systems, manufacturing equipment and software, and all other mechanical equipment. Based on this assessment, a plan was developed and implemented to resolve all of the internal year 2000 issues. The Company completed the last phase of the year 2000 internal compliance plan on June 1, 1998 by converting to a client server based accounting system which is year 2000 compliant.

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

       Business Environment and Future Results.

       Reliance on Third Party Suppliers. RG currently purchases, and for an indefinite period of time intends to purchase, 100% of its supply of non-cord grips from Acushnet. During the transition to Acushnet beginning in December 1996, Acushnet experienced delays and quality problems in the production of grips, which adversely affected RG's customer relationships and results of operations.

       Under the amended Manufacturing and Supply Agreement, either Acushnet or RG may voluntarily terminate the agreement upon payment of a specified termination fee, among other things. During calendar year 1999 and beyond, RG is required to purchase a minimum number of grips. Failure by RG to purchase the minimum, during any calendar year, constitutes a material breach of the Agreement pursuant to which Acushnet, at its option, may terminate the Agreement without paying the termination fee. Although the minimum requirements are not yet in effect, RG is currently ordering fewer grips than will be required during calendar 1999 and beyond.

       RG currently has no back-up source of supply should the Company or Acushnet elect to utilize its termination rights, and any transition to alternative suppliers or the resumption of in-house manufacturing operations by RG may result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations. The contract requires Acushnet to provide RG with 10 months notice to terminate the contract. Although RG believes that it has certain remedies available to it under its agreement with Acushnet arising out of a voluntary termination of the agreement by Acushnet, including the payment of termination fees and expenses, there can be no assurance that RG would be able to successfully pursue such remedies or that such remedies would adequately compensate RG for any losses incurred by it.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of stockholders was held on October 1, 1998.

         (b) Lawrence Bain, Ronald L. Chalmers and Leslie Reesing were elected as directors, each to serve a term of three years. Other directors whose terms of office continued after the annual meeting are David E. Johnston, Kenneth J. Warren, Robert G. J. Burg, II, Danny Edwards, Richard P. Johnston and Raymond J. Minella.

         (c) The only matters voted on at the annual meeting were the election of directors and approval of the Royal Precision, Inc. Stock Option Plan. Results of the voting were as follows:

         Total number of shares entitled to vote present or represented at the annual meeting: 5,341,858

         Election of Directors:
                                           FOR               AUTHORITY WITHHELD
                                           ---               ------------------

                  Lawrence Bain            5,337,858                  4,000
                  Ronald L. Chalmers       5,338,008                  3,850
                  Leslie Reesing           5,336,508                  5,350

         Approval of Stock Option Plan:  FOR     AGAINST   ABSTAIN    NOT VOTED
                                         ---     -------   -------    ---------

                                      4,915,770  17,440     1,347      407,301

         (d) Not applicable.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         (3)  Certificate of Incorporation and Bylaws

         Exhibit 3.1. Amended and Restated Certificate of Incorporation of FM Precision Golf Corp. (incorporated by reference to Annex IV to the Company's Form S-4; No. 333-28841 (the "Form S-4")).

         Exhibit 3.2. Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

         (4) Instruments Defining the Rights of Security Holders

         Exhibit 4. 1. See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation of FM Precision Golf Corp. (incorporated by reference to Exhibit 3.1 to the Form S-4).

         Exhibit  4.2.  See  Article I,  Sections  2.1 and 2.2 of Article II and
Section 7.3 of Article VII of the Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

         (10) Material Contracts

         Exhibit 10.1. Credit and Security Agreement dated as of October 8, 1998 among FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Norwest Business Credit, Inc.

         Exhibit 10.2. Amended and Restated Credit and Security Agreement dated as of October 8, 1998 among Royal Grip, Inc., Roxxi, Inc. and Norwest Business Credit, Inc.

         Exhibit 27.
         Financial Data Schedule (submitted electronically for SEC information only)

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Registrant during the quarter ended August 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ROYAL PRECISION, INC.

Date October 14, 1998                    By /s/ Thomas Schneider
    --------------------                    ------------------------------------
                                            Thomas Schneider, President and
                                            Treasurer (duly authorized officer
                                            and principal financial officer)

                                  EXHIBIT INDEX
                                                                      PAGE IN
                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT                                                                 COPY
-------                                                                 ----
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

4.2   See  Article I,  Sections  2.1 and 2.2 of Article II and Section
      7.3 of  Article  VII of the  Bylaws  of  Royal  Precision,  Inc.
      (incorporated by reference to Exhibit 3.2 to the Form S-4)           *

10.1  Credit and Security  Agreement dated as of October 8, 1998 among
      FM Precision Golf  Manufacturing  Corp., FM Precision Golf Sales
      Corp and Norwest Business Credit, Inc.                              15

10.2 Amended and Restated Credit and Security Agreement dated as of October 8, 1998 among Royal Grip, Inc., Roxxi, Inc. and Norwest
      Business Credit, Inc.                                               74

27.   Financial  Data  Schedule  (submitted   electronically  for  SEC
      information only)

--------
*     Incorporated by reference