Form 10QSB
period 1998-11-30
ROYAL PRECISION INC
filed 1999-01-14
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-QSB

(Mark one)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1998

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

                        15170 North Hayden Road, Suite 1
                              Scottsdale, AZ 85260
               (Address of Principal Executive Offices) (Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Title of each class                          Outstanding at January 14, 1999
    -------------------                          -------------------------------

Common Stock, par value $.001                           5,667,375 Shares

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

ITEM 1.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                         November 30,       May 31,
                                                                             1998            1998
                                                                         ------------    ------------
                                                                         (unaudited)
                                               ASSETS
CURRENT ASSETS:
       Cash                                                              $         71    $         28
       Accounts receivable, net of allowance for doubtful accounts of
            $572 at November 30, 1998 and $602 at May 31, 1998                  2,268           4,042
       Inventories                                                              5,339           4,049
       Current portion of net investment in capital lease                         249             240
       Other current assets                                                        46              74
       Deferred income taxes                                                      265             265
                                                                         ------------    ------------

       Total current assets                                                     8,238           8,698
                                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:

       Land                                                                       123             123
       Buildings and improvements                                                 841             689
       Furniture, fixtures and office equipment                                   749             544
       Machinery and equipment                                                  4,154           3,894
                                                                         ------------    ------------
                                                                                5,867           5,250
       Less - Accumulated depreciation                                         (1,101)           (754)
                                                                         ------------    ------------

                                                                                4,766           4,496
                                                                         ------------    ------------

GOODWILL, net                                                                   9,767          10,028
                                                                         ------------    ------------

NET INVESTMENT IN CAPITAL LEASE, less current portion                           2,447           2,593
                                                                         ------------    ------------

OTHER ASSETS                                                                       53              71
                                                                         ------------    ------------

       Total assets                                                      $     25,271    $     25,886
                                                                         ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Lines-of-credit                                                   $      2,732    $      3,462
       Current portion of long-term debt and capital lease obligations          1,686           1,047
       Accounts payable                                                         1,014           1,769
       Accrued salaries and benefits                                              644             760
       Other accrued expenses                                                   1,230           1,259
                                                                         ------------    ------------

       Total current liabilities                                                7,306           8,297
                                                                         ------------    ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
       less current portion                                                     3,862           3,171
                                                                         ------------    ------------

DEFERRED INCOME TAXES                                                              46              46
                                                                         ------------    ------------

OTHER LIABILITIES                                                                   1              45
                                                                         ------------    ------------

       Total liabilities                                                       11,215          11,559
                                                                         ------------    ------------
STOCKHOLDERS' EQUITY:
       Preferred stock, $.001 par value; 5,000,000 shares authorized;
            no shares issued                                                     --              --
       Common stock, $.001 par value; 50,000,000 shares authorized;
            5,667,375 and 5,601,697 shares issued and outstanding at
            November 30, 1998 and May 31, 1998, respectively                        6               6
       Additional paid-in capital                                              13,838          13,821
       Retained earnings                                                          212             500
                                                                         ------------    ------------

       Total stockholders' equity                                              14,056          14,327
                                                                         ------------    ------------

       Total liabilities and stockholders' equity                        $     25,271    $     25,886
                                                                         ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  ----------------------------    ----------------------------
                                                  November 30,    November 29,    November 30,    November 29,
                                                      1998            1997            1998            1997
                                                  ------------    ------------    ------------    ------------
NET SALES:
     Golf shafts                                  $      3,041    $      4,542    $      8,042    $      9,464
     Golf grips                                            810           1,298           1,847           1,298
     Headwear                                              652           1,022           1,446           1,022
                                                  ------------    ------------    ------------    ------------

                                                         4,503           6,862          11,335          11,784
                                                  ------------    ------------    ------------    ------------
COST OF SALES:
     Golf shafts                                         1,946           3,172           5,220           6,899
     Golf grips                                            426             343             977             343
     Headwear                                              587             805           1,296             805
                                                  ------------    ------------    ------------    ------------

                                                         2,959           4,320           7,493           8,047
                                                  ------------    ------------    ------------    ------------

          Gross profit                                   1,544           2,542           3,842           3,737

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                            1,711           2,243           3,867           3,268

NONRECURRING MERGER RELATED EXPENSES                      --               675            --               675
                                                  ------------    ------------    ------------    ------------

          Operating loss                                  (167)           (376)            (25)           (206)

INTEREST EXPENSE                                           248             170             443             293

OTHER INCOME                                               (64)            (57)           (125)            (57)
                                                  ------------    ------------    ------------    ------------

          Loss before benefit from income taxes           (351)           (489)           (343)           (442)
                                                  ------------    ------------    ------------    ------------

BENEFIT FROM INCOME TAXES                                  (60)           (198)            (55)           (177)
                                                  ------------    ------------    ------------    ------------

          Net loss                                $       (291)   $       (291)   $       (288)   $       (265)
                                                  ============    ============    ============    ============
BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                             $      (0.05)   $      (0.05)   $      (0.05)   $      (0.05)
                                                  ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING USED IN COMPUTING BASIC AND
     DILUTED NET LOSS PER COMMON SHARE               5,663,103       5,596,442       5,632,232       4,965,249
                                                  ============    ============    ============    ============

                     The accompanying notes are in integral
           part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                               Six Months Ended
                                                                         ----------------------------
                                                                         November 30,    November 29,
                                                                             1998            1997
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $       (288)   $       (265)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities -
      Depreciation and amortization                                               608             400
      Loss on write-off of fixed assets, net                                     --               347
      Changes in operating assets and liabilities, net of effect of business acquired -
          Accounts receivable                                                   1,774           1,295
          Inventories                                                          (1,290)            (28)
          Other assets                                                             46             120
          Accounts payable and accrued expenses                                  (900)           (550)
          Supply agreement credits                                               --              (472)
          Other liabilities                                                       (44)           --
                                                                         ------------    ------------

    Net cash (used in) provided by operating activities                           (94)            847
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired from Royal Grip, Inc.                                          --                18
    Payments from net investment in capital lease                                 137            --
    Purchases of equipment, net                                                  (617)           (612)
    Merger costs                                                                 --            (1,015)
                                                                         ------------    ------------

    Net cash used in investing activities                                        (480)         (1,609)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock warrants and options                    17               1
    Proceeds from issuance of long-term debt                                    5,140           1,000
    (Repayments) borrowings under lines-of-credit, net                           (730)            217
    Repayments of long-term debt and capital lease obligations                 (3,810)           (484)
                                                                         ------------    ------------

    Net cash provided by financing activities                                     617             734
                                                                         ------------    ------------

INCREASE (DECREASE) IN CASH                                                        43             (28)

CASH, beginning of period                                                          28              28
                                                                         ------------    ------------

CASH, end of period                                                      $         71    $         --
                                                                         ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for -
         Interest                                                        $        461    $        269
                                                                         ============    ============
         Income taxes                                                    $         28    $         60
                                                                         ============    ============
    Non-cash transactions -
         Issuance of common stock and options and warrants to purchase
              common stock for acquisition of Royal Grip, Inc.            $        --    $     12,995
                                                                         ============    ============

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

           Principles of consolidation -

           The accompanying consolidated financial statements include Royal Precision, Inc. (RPI) and its three wholly-owned subsidiaries, FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp. (FM Sales) and Royal Grip, Inc. (formerly FMPSUB, Inc.) and its wholly owned subsidiary, Roxxi, Inc. (collectively RG). On May 14, 1997, RPI entered into an Agreement and Plan of Merger with RG. Under the terms of the Merger agreement, effective August 29, 1997, FMPSUB, Inc. (a wholly-owned subsidiary of RPI created for such purpose) merged with and into RG (the Merger). RG was the surviving corporation and became a wholly-owned subsidiary of RPI. Accordingly, the results of operations of RPI for all periods presented exclude the results of operations of RG prior to August 29, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

           Reporting periods -

           The Company's first three fiscal quarters in the fiscal year ended May 31, 1998 ended on a Saturday. The Company's first three fiscal quarters in the fiscal year ending May 31, 1999 end on the last calendar day of the quarter. The Company's year end is May 31.

2.         Net Loss Per Share:

           In February 1997, the Financial Accounting Standards Board adopted a new standard (SFAS No. 128) on accounting for earnings per share
           (EPS). This new standard replaced the presentation of primary EPS with a presentation of basic EPS and changed the fully diluted terminology to diluted. It also requires dual presentation of basic and diluted EPS on the face of the income statement. In February 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98, which, among other things, addresses the impact of cheap stock in earnings per share computations. All weighted average share and net loss per share amounts for all periods have been presented, and if necessary, restated to conform to the SFAS No. 128 and SAB No. 98 requirements.

           Basic earnings per common share are based on the average number of common shares outstanding during the periods presented. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the periods presented. Common share equivalents represent dilutive stock options using the treasury stock method. Common share equivalents were antidilutive in all periods presented.

3.         New Accounting Standards:

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (net income together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. RPI's comprehensive income is the same as RPI's net income for the three and six month periods ended November 30, 1998 and November 29, 1997.

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

4.         Inventories:

           Inventories as of November 30, 1998 and May 31, 1998 consisted of the following (in thousands):

                                               November 30, 1998    May 31, 1998
                                               -----------------    ------------

           Raw materials                             $  780            $1,161
           Work-in-process                            2,059             1,206
           Finished goods                             2,500             1,682
                                                     ------            ------

                                                     $5,339            $4,049
                                                     ======            ======
5.         Information on Segments:

           The Company has three reportable segments: golf club shafts, golf club grips and headwear. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment profit or loss after income taxes. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating decision maker as of November 30, 1998 (in thousands):

                                                            Three Months Ended November 30, 1998
                                                            ------------------------------------
                                                           Golf        Golf
                                                          Shafts       Grips    Headwear      Total
                                                          ------       -----    --------      -----
             Revenues from external customers            $  3,041    $    810   $    652    $  4,503
             Intersegment revenues                           --          --            2           2
             Segment profit (loss)                            (75)        107       (323)       (291)
             Segment assets                                 9,698      11,462      1,615      22,775

             Total assets for reportable segments                                           $ 22,775
             Elimination of investment in subsidiaries                                        (7,271)
             Goodwill not allocated to segments                                                9,767
                                                                                            --------
             Consolidated total assets                                                      $ 25,271
                                                                                            ========

                                                            Three Months Ended November 29, 1997
                                                            ------------------------------------
                                                           Golf        Golf
                                                          Shafts       Grips    Headwear      Total
                                                          ------       -----    --------      -----
             Revenues from external customers            $  4,542    $  1,298   $  1,022    $  6,862
             Intersegment revenues                           --          --            2           2
             Segment profit (loss)                           (333)        361       (319)       (291)
             Segment assets                                 9,020      11,781      2,120      22,921

             Total assets for reportable segments                                           $ 22,921
             Elimination of investment in subsidiaries                                        (7,608)
             Goodwill not allocated to segments                                               10,271
                                                                                            --------
             Consolidated total assets                                                      $ 25,584
                                                                                            ========

                                                             Six Months Ended November 30, 1998
                                                             ----------------------------------
                                                           Golf        Golf
                                                          Shafts       Grips    Headwear      Total
                                                          ------       -----    --------      -----
             Revenues from external customers            $  8,042    $  1,847   $  1,446    $ 11,335
             Intersegment revenues                           --          --            7           7
             Segment profit (loss)                            (32)        158       (414)       (288)
             Segment assets                                 9,698      11,462      1,615      22,775

             Total assets for reportable segments                                           $ 22,775
             Elimination of investment in subsidiaries                                        (7,271)
             Goodwill not allocated to segments                                                9,767
                                                                                            --------
             Consolidated total assets                                                      $ 25,271
                                                                                            ========

                                                             Six Months Ended November 29, 1997
                                                             ----------------------------------
                                                           Golf        Golf
                                                          Shafts       Grips    Headwear      Total
                                                          ------       -----    --------      -----
             Revenues from external customers            $  9,464    $  1,298   $  1,022    $ 11,784
             Intersegment revenues                           --          --            2           2
             Segment profit (loss)                           (307)        361       (319)       (265)
             Segment assets                                 9,020      11,781      2,120      22,921

             Total assets for reportable segments                                           $ 22,921
             Elimination of investment in subsidiaries                                        (7,608)
             Goodwill not allocated to segments                                               10,271
                                                                                            --------
             Consolidated total assets                                                      $ 25,584
                                                                                            ========

6.         Borrowing Arrangements:

           On October 9, 1998, FMP entered into a new credit facility and RG amended its existing borrowing arrangement. As a result, all of the Company's bank facilities are consolidated with one lender.

           In connection with the new credit facility for FMP, all loans to FMP were paid off and a new credit and security agreement was entered into with RG's lender. In connection with the repayment of the old FMP credit facility, FMP paid a $75,000 prepayment penalty which is reflected as a component of interest expense in the second quarter. Terms of FMP's new credit facility are as follows. The amount available for borrowings under the FMP term loan is $4.3 million. Such amount was funded on October 9, 1998. The amount available for borrowing under the FMP revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. FMP's term loan is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly, thereafter until the maturity of the loan.

           The borrowing arrangement with RG was amended and restated. The amendment resulted in the funding of a new RG term loan of $840,000 in addition to the existing RG term loan that had $472,000 outstanding at October 9, 1998. The new RG term loan was funded on October 9, 1998. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. RG's term loans are due in monthly principal installments of $40,000 through and until October 1, 1999 and $22,500 monthly, thereafter until the maturity of the loan.

           Borrowings under all term loans and both revolving lines-of-credit bear interest at a rate per annum equal to the prime rate (7.75% at November 30, 1998) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets. The maturity date for all term loans and both revolving lines-of-credit is September 30, 2001. On November 30, 1998, the Company had $2,732,000 outstanding under the revolving lines-of-credit and $736,000 available for additional borrowings.

           As of November 30, 1998, the Company was in default of one covenant in its credit facilities related to maximum consolidated net loss or minimum consolidated net income on a monthly basis which default has been waived by the lender. The Company was in compliance with the covenant related to maximum consolidated net loss or minimum consolidated net income on a quarterly basis and all other covenants in its credit facilities as of November 30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Forward Looking Statements -

           The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-QSB, any other Form 10-QSB, Form 10-KSB, or Form 8-K, or any other written or oral statements made by or on behalf of RPI may include forward looking statements which reflect RPI's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to international, national, and local economic conditions, customer plans and commitments, RPI's cost of raw materials, the competitive environment in which RPI operates, and changes in the financial markets relating to RPI's capital structure and cost of capital. Statements in this Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RPI's Form 10-KSB. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. RPI undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

           Overview -

           Royal Precision, Inc. (RPI or the Company) has three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. (FMP), FM Precision Golf Sales Corp. (FM Sales), Royal Grip, Inc. (formerly known as FMPSUB, Inc.) and its wholly owned subsidiary, Roxxi, Inc. (collectively RG). RPI acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. merged with and into RG with RG being the surviving corporation. The effective date of the merger was August 29, 1997. Accordingly, the results of operations of RPI for all periods presented exclude the results of operations of RG prior to August 29, 1997.

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

           The Company's business experiences the impact of seasonality with stronger demand for products during the quarters ending in February and May.

           Three Months Ended November 30, 1998 Compared to the Three Months Ended November 29, 1997 -

           Net Sales. Net sales for the three months ended November 30, 1998 were $4.5 million, a decrease of 34% from net sales of $6.9 million for the corresponding period in 1997. The decrease in net sales of $2.4 million is primarily attributable to a reduction in sales of the Company's lower priced commercial grade golf club shafts of $1.6 million or 72%. Sales of this product were significantly reduced following a price increase instituted by the Company in the first quarter of fiscal 1999. In response to these unfavorable results, the Company has modified its pricing structure in an effort to increase sales of this product in future periods. Net sales of the Company's other golf club shaft lines increased by $0.1 million or 8%. Net sales of golf club grips decreased by $0.5 million or 38% primarily as a result of decreased business with two significant OEM customers which accounted for $205,000 in sales during the three months ended November 29, 1997 compared to $25,000 during the comparable period in 1998. Additionally, golf club grip sales to the Company's Japanese distributor decreased from $677,000 during the three months ended November 29, 1997 to $539,000 during the comparable period in 1998. This is a result of increased competitive pressure and a decline in the demand for golf products due to the poor economic condition of the region. The Company has recently decreased its pricing structure in this market to respond to these conditions. Net sales of headwear decreased by $0.4 million or 36% primarily as a result of increased competitive pressure in the industry.

           Cost of Goods Sold. Cost of goods sold for the three months ended November 30, 1998 was $3.0 million, a decrease of 32% from cost of goods sold of $4.3 million for the same period in 1997. The decrease in cost of goods sold of $1.3 million is primarily attributable to the decline in sales of commercial grade golf club shafts discussed above. Total golf club shaft cost of goods sold decreased by $1.2 million. Golf club grips cost of sales increased by $0.1 million despite a $0.5 million decrease in net sales due to a credit of $0.5 million received from Acushnet as compensation for delays and shortfalls in the production of golf club grips for the Company. This credit was recorded as a one-time reduction in golf club grips cost of sales during the three months ended November 29, 1997. Additionally, headwear cost of goods sold decreased by $0.2 million as a result of lower sales.

           Gross Profit. Gross profit for the three months ended November 30, 1998 was $1.5 million, a decrease of $1.0 million or 39% from gross profit of $2.5 million for the corresponding period in 1997. Gross profit on sales of golf club shafts for the three months ended November 30, 1998 decreased by $0.3 million or 20% as compared to the same period last year. As a percentage of sales, the gross profit on shaft sales increased from 30% to 36% due to a change in the mix of products sold from the lower margin commercial grade shafts to the higher margin Rifle shafts. Gross profit on golf club grip sales decreased by $0.6 million or 60%. The $0.5 million credit received from Acushnet during the three months ended November 29, 1997 accounted for most of this decrease with the balance attributable to lower unit volume offset by higher unit margins. Gross profit on headwear sales decreased by $0.1 million due to reduced sales and reduced unit margins during the three months ended November 30, 1998 compared to the same period last year.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 30, 1998 were $1.7 million, a decrease of 24% from selling, general and administrative expenses of $2.2 million for the same period in 1997. The decrease in selling, general and administrative expenses of $0.5 million is primarily attributable to a reduction in marketing and advertising costs of $0.4 million.

           Nonrecurring Merger Related Expenses. In conjunction with the August 29, 1997 merger discussed above, nonrecurring expenses of $0.7 million were incurred during the three months ended November 29, 1997.

           Interest  Expense.  Interest  expense  for  the  three  months  ended
           November 30, 1998 was $248,000 compared to $170,000 for the same period last year. The increase is primarily attributable to a $75,000 loan prepayment fee incurred on October 9, 1998 upon funding of the new credit facilities discussed in note 6 to the condensed consolidated financial statements.

           Other Income. Other income for the three-month periods ended November 30, 1998 and November 29, 1997 is consistent at $64,000 and $57,000, respectively.

           Income Taxes. A benefit from income taxes of $0.1 million and $0.2 million was recorded for the three month periods ended November 30, 1998 and November 29, 1997, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization and the inability to carryback RG losses to periods prior to the Merger. At November 30, 1998, the Company had an unrecorded income tax benefit of approximately $0.1 million due to the carryback limitations on RG losses.

           Six Months Ended November 30, 1998 Compared to the Six Months Ended November 29, 1997 -

           Net Sales. Net sales for the six months ended November 30, 1998 were $11.3 million, a decrease of 4% from net sales of $11.8 million for the corresponding period in 1997. The decrease in net sales of $0.5 million is primarily attributable to a reduction in sales of the Company's lower priced commercial grade golf club shafts of $2.4 million or 58%. Sales of this product were significantly reduced following a price increase instituted by the Company in the first quarter of fiscal 1999. In response to these unfavorable results, the Company has modified its pricing structure in an effort to increase sales of this product in future periods. Net sales of the Company's other golf club shaft lines increased by $1.0 million or 21%. Net sales of golf club grips and net sales of headwear increased by $0.5 million or 42% and $0.4 million or 41%, respectively. These increases primarily result from the inclusion of RG golf club grip sales of $1.0 million and headwear sales of $0.8 million during the three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the Merger.

           Cost of Goods Sold. Cost of goods sold for the six months ended November 30, 1998 was $7.5 million, a decrease of 7% from cost of goods sold of $8.0 million for the same period in 1997. The decrease in cost of goods sold of $0.5 million is primarily attributable to the decline in sales of commercial grade golf club shafts discussed above. Total golf club shaft cost of goods sold decreased by $1.6 million. Golf club grips cost of goods sold and headwear cost of goods sold increased by $0.6 million and $0.5 million, respectively. These increases primarily result from the inclusion of RG golf club grip cost of goods sold of $0.5 million and headwear cost of goods sold of $0.7 million during the three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the Merger.

           Gross Profit. Gross profit for the six months ended November 30, 1998 was $3.8 million, an increase of 3% over gross profit of $3.7 million for the corresponding period in 1997. The increase in gross profit of $0.1 million is primarily attributable to the inclusion of $0.5 million in gross profit from sale of golf club grips and $0.1 million in gross profit from sale of headwear during the three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the Merger. Offsetting these items is the $0.5 million credit from Acushnet which was recorded as a one-time reduction to golf club grips cost of sales during the three months ended November 29, 1997. As a percentage of sales, the gross profit on shaft sales has increased from 27% to 35% due to a change in the mix of products sold from the lower margin commercial grade shafts to the higher margin Rifle shafts.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended November 30, 1998 were $3.9 million, an increase of 18% from selling, general and administrative expenses of $3.3 million for the same period in 1997. The increase in selling, general and administrative expenses of $0.6 million is primarily attributable to the inclusion of $0.5 million of selling, general and administrative expenses from RG for three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the Merger.

           Nonrecurring Merger Related Expenses. In conjunction with the August 29, 1997 merger discussed above, nonrecurring expenses of $0.7 million were incurred during the six months ended November 29, 1997.

           Interest Expense. Interest expense for the six months ended November 30, 1998 was $443,000 compared to $293,000 for the same period last year. The increase in interest expense is primarily attributable to a $75,000 loan prepayment fee incurred on October 9, 1998 upon funding of the new credit facilities discussed in note 6 to the condensed consolidated financial statements. Additionally, RG interest expense totaled $54,000 for three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the Merger.

           Other Income. Other income for the six months ended November 30, 1998 was $125,000, compared to $57,000 for the same period last year. This increase is due to the inclusion of interest income of $54,000 from RG's capital lease receivable for three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the Merger.

           Income Taxes. A benefit from income taxes of $0.1 million and $0.2 million was recorded for the six month periods ended November 30, 1998 and November 29, 1997, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization and the inability to carryback RG losses to periods prior to the Merger. At November 30, 1998, the Company had an unrecorded income tax benefit of approximately $0.1 million due to the carryback limitations on RG losses.

           Liquidity and Capital Resources. At November 30, 1998, RPI had working capital of $932,000 and a current ratio of 1.1 to 1 as compared to working capital of $401,000 and a current ratio of 1.0 to 1 at May 31, 1998. The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months. On October 9, 1998, FM entered into a new credit facility and RG amended its existing borrowing arrangement. As a result, all of the Company's bank facilities are consolidated with one lender.

           In connection with the new credit facility for FMP, all loans to FMP were paid off and a new credit and security agreement was entered into with RG's lender. In connection with the repayment of the old FMP credit facility, FMP paid a $75,000 prepayment penalty which is reflected as a component of interest expense in the second quarter. Terms of FMP's new credit facility are as follows. The amount available for borrowings under the FMP term loan is $4.3 million. Such amount was funded on October 9, 1998. The amount available for borrowing under the FMP revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. FMP's term loan is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly, thereafter until the maturity of the loan.

           The borrowing arrangement with RG was amended and restated. The amendment resulted in the funding of a new RG term loan of $840,000 in addition to the existing RG term loan that had $472,000 outstanding at October 9, 1998. The new RG term loan was funded on October 9, 1998. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. RG's term loans are due in monthly principal installments of $40,000 through and until October 1, 1999 and $22,500 monthly, thereafter until the maturity of the loan.

           Borrowings under all term loans and both revolving lines-of-credit bear interest at a rate per annum equal to the prime rate (7.75% at November 30, 1998) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets. The maturity date for all term loans and both revolving lines-of-credit is September 30, 2001. On November 30, 1998, the Company had $2,732,000 outstanding under the revolving lines-of-credit and $736,000 available for additional borrowings.

           As of November 30, 1998, the Company was in default of one covenant in its credit facilities related to maximum consolidated net loss or minimum consolidated net income on a monthly basis, which default has been waived by the lender. The Company was in compliance with the covenant related to maximum consolidated net loss or minimum consolidated net income on a quarterly basis and all other covenants in its credit facilities as of November 30, 1998.

           During the six months ended November 30, 1998, net cash used in operating activities was $0.1 million which primarily resulted from a net loss of $0.3 million, an increase in inventories of $1.3 million and a decrease in accounts payable and accrued expenses of $0.9 million offset by a decrease in accounts receivable of $1.8 million and $0.6 million of depreciation and amortization. RPI used $0.5 million in investing activities during the six months ended November 30, 1998, primarily for the purchase of additional property, plant and equipment. The Company estimates that capital expenditures for the year ended May 31, 1999 will be approximately $1.7 million.

           Net cash provided by financing activities for the six months ended November 30, 1998, was $0.6 million by issuance of long term debt totaling $5.1 million partially offset by the repayments of $3.8 million and $0.7 million on the Company's term loans and lines-of-credit, respectively.

           Year 2000 Assessment. The following Year 2000 discussion contains various forward-looking statements that represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believe", "expects", "estimates" and other similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it and its significant distributors, customers and suppliers will complete the implementation and compliance phases of the Year 2000 Plan, as well as its Year 2000 contingency plans; and the Company's belief that its internal systems and equipment are Year 2000 compliant. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and rectify all date sensitive lines of code or to replace embedded chips in affected systems or equipment; unanticipated delays or expenses related to correction of the problems; and the actions of independent third-parties with respect to Year 2000 problems. The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

           The Year 2000 problem refers to the inability of software to process date information later than December 31, 1999. Date codes in many software programs are abbreviated to allow only two digits for the year. Software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. When that happens, some software will not work at all and other software will suffer critical calculation and other processing errors. Hardware and other products with embedded chips may also experience problems.

           The Company believes that its critical internal systems including versions of Macola, ADP, Oracle, Microsoft Exchange, and Microsoft Office 97 products are Year 2000 compliant. In addition, the Company tracks the version and updates available for these products to ensure Year 2000 compliance.

           The Company has completed a comprehensive evaluation of its internal systems and equipment that addresses both information technology systems ("IT") (i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems) including hardware, software and firmware. In addition, the Company has completed the upgrade of certain critical systems to meet with Year 2000 requirements. During the previous two-year period, the Company has incurred approximately $100,000 to purchase and install new computer hardware and software resulting in all Company hardware and software used for accounting purposes being Year 2000 compliant. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $20,000. The final phase of the internal Year 2000 project has been completed with the conversion of the E-mail system to Microsoft Exchange at a cost of $10,000. The Company believes that any future internal Year 2000 costs will be immaterial.

           Due to the Company's extensive internal Year 2000 analysis and subsequent completion of the Year 2000 project, the Company has determined that an internal contingency plan is unnecessary. The Company also is in the process of conducting a review of its suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has already contacted its critical suppliers and utility providers for each of its business units. All significant suppliers and utilities except one of the Company's golf grip suppliers have indicated that their products and company are Year 2000 compliant. The primary supplier of the Company's golf grips is currently in the process of converting, upgrading, and correcting all known Year 2000 problems. This supplier is in the last phase of its plan to correct the Year 2000 problems and has indicated that the project will be completed during the first calendar quarter of 1999. The Company is closely monitoring the status of this project and is assisting in its implementation.

           The Company has no practical means to verify the information provided by these independent third parties and is still pursuing those secondary distributors and vendors who may not yet have responded. Based upon this assessment and where practicable, the Company will attempt to mitigate its risks with respect to any suppliers that may not meet the requirements, including seeking alternative suppliers. However, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Year 2000 problems experienced by the Company's distributors or vendors, such problems remain a possibility and could have an adverse impact on the Company's results of operations and financial condition. To the extent that its key distributors or vendors experience problems relative to achieving Year 2000 compliance, the Company could suffer unanticipated revenue losses.

           Some independent sales representatives that the Company uses may have applications that are not Year 2000 compliant. The Company does not believe this is a material concern since product orders are either manually written and submitted via fax, or are submitted on a Company supplied automated order form that is Year 2000 compliant.

           Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether, or to what extent, the Company may be affected. However, at this time the Company believes that it is not likely to have a material adverse effect on the Company or its operations.

           Business Environment and Future Results.

           Reliance on Third Party Suppliers. RG currently purchases a majority of its supply of non-cord grips from Acushnet Rubber Company (Acushnet). During the transition to Acushnet beginning in December 1996, Acushnet experienced delays and quality problems in the production of grips, which adversely affected RG's customer relationships and results of operations.

           Under the amended Manufacturing and Supply Agreement, either Acushnet or RG may voluntarily terminate the agreement upon payment of a specified termination fee, among other things. During calendar year 1999 and beyond, RG is required to purchase a minimum number of grips. Failure by RG to purchase the minimum, during any calendar year, constitutes a material breach of the Agreement pursuant to which Acushnet, at its option, may terminate the Agreement without paying the termination fee. Minimum order requirements commence on January 1, 1999 and are measured on a calendar year basis. The Company has placed orders to meet its minimum requirement for 1999. However, there can be no assurances that the Company will be able to meet its minimum order requirements in years subsequent to 1999.

           RG currently has no back-up source of supply should the Company or Acushnet elect to utilize its termination rights, and any transition to alternative suppliers or the resumption of in-house manufacturing operations by RG may result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations. The contract requires Acushnet to provide RG with 10 months notice to terminate the contract. Although RG believes that it has certain remedies available to it under its agreement with Acushnet arising out of a voluntary termination of the agreement by Acushnet, including the payment of termination fees and expenses, there can be no assurance that RG would be able to successfully pursue such remedies or that such remedies would adequately compensate RG for any losses incurred.

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

           Exhibit 27. Financial Data Schedule (submitted electronically for SEC information only)

           (b) Reports on Form 8-K.

           No reports on Form 8-K were filed by the Registrant during the quarter ended November 30, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROYAL PRECISION, INC.

Date January 14, 1999                By  /s/  Thomas Schneider
---------------------                -------------------------------------------
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

  27. Financial Data Schedule (submitted electronically for SEC information only)

  -----------------
  *      Incorporated by reference