Form 10QSB
period 1999-02-28
ROYAL PRECISION INC
filed 1999-04-14
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 28, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

             For the transition period from __________ to _________.

                         Commission File Number: 0-22889


                              ROYAL PRECISION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                                06-1453896
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

15170 North Hayden Road, Suite 1, Scottsdale, AZ                    85260
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of each class                Outstanding at April 12, 1999
           -------------------                -----------------------------
      Common Stock, par value $.001                 5,667,375 Shares

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

ITEM 1.
                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                       FEBRUARY 28,     MAY 31,
                                                          1999           1998
                                                        --------       --------
                             ASSETS                    (UNAUDITED)
CURRENT ASSETS:
  Cash                                                  $     21       $     28
  Accounts receivable, net of allowance for
   doubtful accounts of $473 at February 28, 1999
   and $602 at May 31, 1998                                3,077          4,042
  Inventories                                              5,226          4,049
  Current portion of net investment in capital lease         254            240
  Other current assets                                       368             74
  Deferred income taxes                                      265            265
                                                        --------       --------
    Total current assets                                   9,211          8,698
                                                        --------       --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                       123            123
  Buildings and improvements                                 670            689
  Furniture, fixtures and office equipment                   455            544
  Machinery and equipment                                  3,513          3,894
                                                        --------       --------
                                                           4,761          5,250
  Less - Accumulated depreciation                           (823)          (754)
                                                        --------       --------
                                                           3,938          4,496
                                                        --------       --------
GOODWILL, net                                              9,637         10,028
                                                        --------       --------
NET INVESTMENT IN CAPITAL LEASE,
 less current portion                                      2,381          2,593
                                                        --------       --------
OTHER ASSETS                                                  56             71
                                                        --------       --------
    Total assets                                        $ 25,223       $ 25,886
                                                        ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines-of-credit                                       $  3,977       $  3,462
  Current portion of long-term debt and capital
   lease obligations                                       1,519          1,047
  Accounts payable                                         1,853          1,769
  Accrued salaries and benefits                              667            760
  Other accrued expenses                                   1,648          1,259
                                                        --------       --------
    Total current liabilities                              9,664          8,297
                                                        --------       --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
 less current portion                                      3,594          3,171
                                                        --------       --------
DEFERRED INCOME TAXES                                         46             46
                                                        --------       --------
OTHER LIABILITIES                                              1             45
                                                        --------       --------
    Total liabilities                                     13,305         11,559
                                                        --------       --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000
   shares authorized; no shares issued                        --             --
  Common stock, $.001 par value; 50,000,000
   shares authorized; 5,667,375 and 5,601,697
   shares issued and outstanding at February 28, 1999
   and May 31, 1998, respectively                              6              6
  Additional paid-in capital                              13,853         13,821
  Retained earnings (deficit)                             (1,941)           500
                                                        --------       --------
    Total stockholders' equity                            11,918         14,327
                                                        --------       --------
    Total liabilities and stockholders' equity          $ 25,223       $ 25,886
                                                        ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 -------------------------    -------------------------
                                                 FEBRUARY 28,  FEBRUARY 28,   FEBRUARY 28,  FEBRUARY 28,
                                                    1999          1998           1999          1998
                                                 ----------    ----------     ----------    ----------
NET SALES:
  Golf shafts                                    $    4,178    $    5,326     $   12,220    $   14,790
  Golf grips                                            940         1,093          2,787         2,391
                                                 ----------    ----------     ----------    ----------
                                                      5,118         6,419         15,007        17,181
                                                 ----------    ----------     ----------    ----------
COST OF SALES:
  Golf shafts                                         3,075         3,954          8,295        10,853
  Golf grips                                            589           686          1,566         1,029
                                                 ----------    ----------     ----------    ----------
                                                      3,664         4,640          9,861        11,882
                                                 ----------    ----------     ----------    ----------
    Gross profit                                      1,454         1,779          5,146         5,299

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,615         1,930          4,997         4,700

MERGER RELATED EXPENSES                                 503            90            503           765
                                                 ----------    ----------     ----------    ----------
    Operating loss                                     (664)         (241)          (354)         (166)

INTEREST EXPENSE                                        206           163            595           430

OTHER INCOME                                            (74)          (56)          (199)         (113)
                                                 ----------    ----------     ----------    ----------
  Loss from continuing operations
   before income tax expense (benefit)                 (796)         (348)          (750)         (483)

INCOME TAX EXPENSE (BENEFIT)                             16          (184)           (39)         (361)
                                                 ----------    ----------     ----------    ----------
  Loss from continuing operations                      (812)         (164)          (711)         (122)

DISCONTINUED OPERATIONS:
  Loss from operations of Roxxi, Inc.                  (127)         (113)          (516)         (420)
  Provision for loss on disposal of
   assets of Roxxi, Inc.                             (1,214)           --         (1,214)           --
                                                 ----------    ----------     ----------    ----------
    Net loss                                     $   (2,153)   $     (277)    $   (2,441)   $     (542)
                                                 ==========    ==========     ==========    ==========
BASIC AND DILUTED LOSS FROM CONTINUING
 OPERATIONS PER COMMON SHARE                     $    (0.14)   $    (0.03)    $    (0.13)   $    (0.03)

BASIC AND DILUTED LOSS FROM OPERATIONS
 OF ROXXI, INC. PER COMMON SHARE                      (0.02)        (0.02)         (0.08)        (0.08)

BASIC AND DILUTED LOSS FROM PROVISION FOR LOSS
 ON DISPOSAL OF ROXXI, INC. PER COMMON SHARE          (0.22)           --          (0.22)           --
                                                 ----------    ----------     ----------    ----------

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $    (0.38)   $    (0.05)    $    (0.43)   $    (0.11)
                                                 ==========    ==========     ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING USED IN COMPUTING PER SHARE
 INFORMATION                                      5,667,375     5,596,914      5,643,818     5,127,624
                                                 ==========    ==========     ==========    ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                        NINE MONTHS ENDED
                                                    --------------------------
                                                    FEBRUARY 28,    FEBRUARY 28,
                                                       1999             1998
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations               $   (711)          $   (122)
  Adjustments to reconcile net loss from
   continuing operations to net cash (used in)
   provided by operating activities--
    Cash loss from operations of Roxxi, Inc.            (299)              (257)
    Depreciation and amortization                        703                574
    Loss on write-off of fixed assets, net                --                347
    Changes in operating assets and liabilities,
     net of effect of business acquired--
      Accounts receivable                                965                633
      Inventories                                     (1,682)               427
      Other assets                                       (47)               166
      Accounts payable and accrued expenses              399               (880)
      Supply agreement credits                            --               (472)
      Other liabilities                                  (44)                --
                                                    --------           --------
  Net cash (used in) provided by operating
   activities                                           (716)               416
                                                    --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired from Royal Grip, Inc.                     --                 18
  Payments from net investment in capital lease          198                 --
  Purchases of equipment, net                           (754)              (776)
  Merger costs                                          (162)            (1,032)
                                                    --------           --------
  Net cash used in investing activities                 (718)            (1,790)
                                                    --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock
    warrants and options                                  17                 14
  Proceeds from issuance of long-term debt             5,140              1,000
  Borrowings under lines-of-credit, net                  515              1,075
  Repayments of long-term debt and capital
    lease obligations                                 (4,245)              (743)
                                                    --------           --------

  Net cash provided by financing activities            1,427              1,346
                                                    --------           --------
DECREASE IN CASH                                          (7)               (28)
CASH, beginning of period                                 28                 28
                                                    --------           --------
CASH, end of period                                 $     21           $     --
                                                    ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest                                        $    649           $    473
                                                    ========           ========
    Income taxes                                    $     82           $     60
                                                    ========           ========
  Non-cash transactions --
    Provision for loss on disposal of
     assets of Roxxi, Inc.                          $  1,214           $     --
                                                    ========           ========
    Issuance of common stock and options and
     warrants to purchase common stock for
     acquisition of Royal Grip, Inc.                $     --           $ 12,995
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION --

       The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries (collectively, "RPI" or the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended May 31, 1998 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

       PRINCIPLES OF CONSOLIDATION --

       The accompanying condensed consolidated financial statements include Royal Precision, Inc. and its three wholly-owned subsidiaries, FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FM Sales") and Royal Grip, Inc. (formerly FMPSUB, Inc.) and its wholly owned subsidiary, Roxxi, Inc. (collectively "RG"). On May 14, 1997, RPI entered into an Agreement and Plan of Merger with RG. Under the terms of the Merger agreement, effective August 29, 1997, FMPSUB, Inc. (a wholly owned subsidiary of RPI created for such purpose) merged with and into RG (the "FMP-RG Merger"). RG was the surviving corporation and became a wholly owned subsidiary of RPI. Accordingly, the results of operations of RPI for all periods presented exclude the results of operations of RG prior to August 29, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in Notes 7 and 8, the Company has entered into an agreement to merge with Coyote Sports, Inc. and has disposed of the operating assets of Roxxi, Inc. ("Roxxi").

       REPORTING PERIODS --

       The Company's first three fiscal quarters in the fiscal year ended May 31, 1998 ended on a Saturday. The Company's first three fiscal quarters in the fiscal year ending May 31, 1999 end on the last calendar day of the quarter. The Company's year-end is May 31.

2.     NET LOSS PER SHARE:

       Basic earnings per common share are based on the average number of common shares outstanding during the periods presented. Common share equivalents of approximately 150,000 shares during the three and nine month periods ended February 28, 1999 and approximately 170,000 shares during the three and nine month periods ended February 28, 1998 were antidilutive in all periods presented and are excluded from diluted earnings per share.

3.     NEW ACCOUNTING STANDARD:

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

4.     INVENTORIES:

       Inventories as of February 28, 1999 and May 31, 1998 consisted of the following (in thousands):

                                          FEBRUARY 28, 1999     MAY 31, 1998
                                          -----------------     ------------

       Raw materials                           $  525              $1,161
       Work-in-process                          1,979               1,206
       Finished goods                           2,722               1,682
                                               ------              ------

                                               $5,226              $4,049
                                               ======              ======
5.     INFORMATION ON SEGMENTS:

       The Company has two reportable segments within continuing operations: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Form 10-KSB. The Company evaluates the performance of these segments based on segment profit or loss after income taxes. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating officer as of February 28, 1999 (in thousands):

                                           THREE MONTHS ENDED FEBRUARY 28, 1999
                                           ------------------------------------
                                               GOLF        GOLF
                                              SHAFTS       GRIPS       TOTAL
                                              ------       -----       -----
       Revenues from external customers      $  4,178    $    940    $  5,118
       Segment profit (loss)                     (709)       (103)       (812)
       Segment assets                          10,752      11,417      22,169

       Total assets for reportable segments                          $ 22,169
       Assets of discontinued operation                                   630
       Elimination of investment in
         subsidiaries                                                  (7,213)
       Goodwill not allocated to segments                               9,637
                                                                     --------
       Consolidated total assets                                     $ 25,223
                                                                     ========

                                           THREE MONTHS ENDED FEBRUARY 28, 1998
                                           ------------------------------------
                                               GOLF        GOLF
                                              SHAFTS       GRIPS       TOTAL
                                              ------       -----       -----
       Revenues from external customers      $  5,326    $  1,093    $  6,419
       Segment profit (loss)                     (167)          3        (164)
       Segment assets                           9,179      11,821      21,000

       Total assets for reportable segments                          $ 21,000
       Assets of discontinued operation                                 2,147
       Elimination of investment in
         subsidiaries                                                  (7,768)
       Goodwill not allocated to segments                              10,158
                                                                     --------
       Consolidated total assets                                     $ 25,537
                                                                     ========

                                             NINE MONTHS ENDED FEBRUARY 28, 1999
                                             -----------------------------------
                                                GOLF        GOLF
                                               SHAFTS       GRIPS       TOTAL
                                               ------       -----       -----
       Revenues from external customers       $ 12,220    $  2,787    $ 15,007
       Segment profit (loss)                      (730)         19        (711)
       Segment assets                           10,752      11,417      22,169

       Total assets for reportable segments                           $ 22,169
       Assets of discontinued operation                                    630
       Elimination of investment in
         subsidiaries                                                   (7,213)
       Goodwill not allocated to segments                                9,637
                                                                      --------
       Consolidated total assets                                      $ 25,223
                                                                      ========

                                             NINE MONTHS ENDED FEBRUARY 28, 1998
                                             -----------------------------------
                                                GOLF        GOLF
                                               SHAFTS       GRIPS        TOTAL
                                               ------       -----        -----
       Revenues from external customers       $ 14,790    $  2,391    $ 17,181
       Segment profit (loss)                      (481)        359        (122)
       Segment assets                            9,179      11,821      21,000

       Total assets for reportable segments                           $ 21,000
       Assets of discontinued operation                                  2,147
       Elimination of investment in
         subsidiaries                                                   (7,768)
       Goodwill not allocated to segments                               10,158
                                                                      --------
       Consolidated total assets                                      $ 25,537
                                                                      ========
6.     BORROWING ARRANGEMENTS:

       On October 9, 1998, FMP entered into a new credit facility and RG amended its existing borrowing arrangement. In connection with the new credit facility for FMP, all loans to FMP were paid off and a new credit and security agreement was entered into with RG's lender. In connection with the repayment of the amounts outstanding under the old FMP credit facility, FMP paid a $75,000 prepayment penalty which is reflected as a component of interest expense in the second quarter of fiscal 1999. Terms of FMP's new credit facility are as follows. The amount available for borrowings under the FMP term loan is $4.3 million. Such amount was funded on October 9, 1998. FMP's term loan is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly, thereafter until the maturity of the loan. The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million.

       The borrowing arrangement with RG was amended and restated. The amendment resulted in the funding of a new RG term loan of $840,000 on October 9, 1998 in addition to the existing RG term loan that had $472,000 outstanding at October 9, 1998. RG's term loans are due in monthly principal installments of $40,000 through and until October 1, 1999 and $22,500 monthly, thereafter until the maturity of the loan. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million.

       Effective January 1, 1999, borrowings under all term loans and both revolving lines-of-credit bear interest at a rate per annum equal to the prime rate (7.75% at February 28, 1999) plus 2.75% and 2.25%, respectively, and are secured by substantially all of the Company's assets. The maturity date for all term loans and both revolving lines-of-credit is September 30, 2001. On February 28, 1999, the Company had $3,977,000 outstanding under the revolving lines-of-credit and $949,000 available for additional borrowings.

       Primarily as a result of merger-related expenses of $503,000 and a provision of approximately $1.2 million for the loss on the sale of Roxxi, the Company defaulted on certain bank covenants during the quarter ended February 28, 1999. The violation of these covenants has been waived by the lender. In connection with granting the waivers, the Company's lender increased the Company's borrowing rate by 2% per annum effective January 1, 1999.

       The Company's lender modified its covenants for the remainder of the fiscal year ending May 31, 1999. The required debt service coverage ratio has been waived through May 31, 1999 and the maximum monthly allowable net loss has been reduced from breakeven to an aggregate net loss of $150,000 for the months of March, April and May of 1999. In addition, the minimum annual net income requirement for the fiscal year ending May 31, 1999 has been reduced from net income of $400,000 to a net loss of $500,000. The modified covenants exclude all merger-related expenses and the provision for the loss associated with the disposition of Roxxi.

7.     DISCONTINUED OPERATION:

       During March 1999, the Company disposed of the operating assets of Roxxi through two transactions with unrelated parties. In one transaction, Roxxi sold its trade name, customer list, design database and related computer software and hardware. In return, the Company will receive a royalty of 16% of the buyer's net sales for the two-year period beginning May 1, 1999. In the second transaction, Roxxi sold its headwear manufacturing equipment, headwear inventory and raw materials. Roxxi received $300,000 at closing and the Company will receive a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000.

       In the fiscal quarter ended February 28, 1999, the Company recorded a loss provision of approximately $1.2 million on the disposition of the Roxxi assets. This amount reflects a $1,059,000 write-down of the excess book value of inventory and fixed assets over the cash received in the sale, the establishment of a reserve totaling $80,000 for estimated costs associated with the transaction, and $75,000 for estimated operating losses to be incurred during the phase-out period of this business segment. The Company will account for royalty fees as income in future periods as payments are received from the two buyers.

       During the three months ended February 28, 1999 and 1998, Roxxi recorded net sales of $0.5 million and $0.8 million, respectively. During the nine months ended February 28, 1999 and 1998, Roxxi recorded net sales of $1.9 million and $1.8 million, respectively. The net operating results of Roxxi are segregated from income from continuing operations in the condensed consolidated statements of operations and are reflected as discontinued operations for all periods presented. Included in the Roxxi operating losses of $127,000 and $113,000 for the three month periods ended February 28, 1999 and 1998 are depreciation expense of $72,000 and $80,000, respectively. Included in the Roxxi operating losses of $0.5 million and $0.4 million for the nine month periods ended February 28, 1999 and 1998 are depreciation expense of $217,000 and $163,000, respectively. As of February 28, 1999, the remaining assets and liabilities of Roxxi include net accounts receivable of $300,000, assets held for sale at a value of $300,000 (included in other current assets) and accounts payable and accrued expenses totaling $290,000.

8.     MERGER:

       On February 2, 1999, the Company and Coyote Sports, Inc. ("Coyote") entered into a merger agreement. Pursuant to the terms of the merger agreement, Coyote will be the surviving publicly-traded company and RPI will become a wholly owned subsidiary of Coyote (the "RPI-Coyote Merger"). Coyote, along with its subsidiaries, designs, engineers, manufactures, markets and distributes brand name sports equipment and recreational products including steel and graphite golf shafts, premium grade cycle tubing and javelins and also produces graphite and other advanced composite materials for use in the production of sporting goods products. The RPI-Coyote Merger must be approved by both the Company's stockholders and Coyote's stockholders and is contingent upon conditions which must be fulfilled prior to consummation of the transaction. These conditions include the filing of a registration statement, obtaining adequate financing and various other obligations identified in the merger agreement. Management believes the RPI-Coyote Merger will be consummated in the second calendar quarter of 1999. However, there can be no assurance that the RPI-Coyote Merger will be consummated. During the third fiscal quarter ended February 28, 1999, the Company incurred costs totaling $503,000 related to the RPI-Coyote Merger which have been reflected as Merger Related Expenses in the accompanying financial statements.

9.     TERMINATION OF ACUSHNET SUPPLY AGREEMENT:

       During March 1999, RG received a letter from Acushnet Rubber Company ("Acushnet") terminating the Manufacturing and Supply Agreement and Capital Lease Agreement. In the notice of termination, Acushnet agreed to pay RG a $2.5 million termination fee at the end of the transition period, to continue to produce grips for ten months and to pay up to $100,000 for shipping and installing the manufacturing equipment at a new location. In connection with the termination, RG will receive the manufacturing equipment and Acushnet's obligation under the capital lease will be terminated. At February 28, 1999, the Company's capital equipment lease receivable was approximately $2.6 million. Also in the termination letter, Acushnet stated that it would not continue paying the lease payments. The Company has not responded to Acushnet's termination letter; however, the Company and legal counsel believe that Acushnet's interpretation of the clause in the contract related to the lease payments is without merit and the Company will pursue its rights under the contract to receive lease payments throughout the transition period.

       RG currently has no back-up source of supply; however, the Company is currently in discussions with a number of grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to a new supplier will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS --

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company believes it has made forward-looking statements within the meaning of the Litigation Reform Act in this Form 10-QSB, other Forms 10-QSB, Forms 10-KSB, Forms 8-K, and other written or oral statements made by or on behalf of RPI which reflect RPI's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to international, national, and local economic conditions, customer plans and commitments, RPI's cost of raw materials, the competitive environment in which RPI operates, and changes in the financial markets relating to RPI's capital structure and cost of capital. Statements in this Form 10-QSB, including the Notes to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RPI's Form 10-KSB. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

OVERVIEW --

Royal Precision, Inc. ("RPI" or the "Company") is a holding company with three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FM Sales"), Royal Grip, Inc. (formerly known as FMPSUB, Inc.) and its wholly owned subsidiary, Roxxi, Inc.
(collectively "RG"). RPI acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. merged with and into RG with RG being the surviving corporation. The effective date of the FMP-RG Merger was August 29, 1997. Accordingly, the results of operations of RPI for all periods presented exclude the results of operations of RG prior to August 29, 1997. As discussed in Notes 7 and 8 to the condensed consolidated financial statements, the Company has entered into an agreement to merge with Coyote Sports, Inc. and has disposed of the operating assets of Roxxi, Inc. ("Roxxi").

FMP is a manufacturer and distributor of golf club shafts that are sold to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEMs. FMP also sells golf shafts in foreign markets including Japan, Canada, Australia and the United Kingdom. RG designs and distributes golf club grips. RG's products are sold primarily throughout the United States, Japan and the United Kingdom. The majority of RG's grip sales are to its Japanese distributor. In December 1996, RG outsourced the manufacturing of its non-cord grips to Acushnet Rubber Company.

The Company's business experiences the impact of seasonality with stronger demand for products during the quarters ending in February and May.

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998 -

NET SALES. Net sales for the three months ended February 28, 1999 were $5.1 million, a decrease of 20% from net sales of $6.4 million for the corresponding period in 1998. The decrease in net sales of $1.3 million is primarily attributable to a reduction in sales of the Company's lower priced commercial grade golf club shafts of $1.9 million or 87%. Sales of this product were significantly reduced following a price increase instituted by the Company in the first quarter of fiscal 1999. In response to these unfavorable results, the Company has modified its pricing structure in an effort to increase sales of this product in future periods. Net sales of the Company's other golf club shaft lines increased by $0.8 million or 25%. Net sales of golf club grips decreased by $0.2 million or 14% primarily as a result of decreased business with two significant OEM customers which accounted for $112,000 in sales during the three months ended February 28, 1998 compared to $15,000 during the comparable period in 1999.

COST OF GOODS SOLD. Cost of goods sold for the three months ended February 28, 1999 was $3.7 million, a decrease of 21% from cost of goods sold of $4.6 million for the same period in 1998. The decrease in cost of goods sold of $1.0 million is primarily attributable to the decline in sales of commercial grade golf club shafts discussed above. Total golf club shaft cost of goods sold decreased by $0.9 million. Golf club grips cost of sales decreased by $0.1 million as a result of lower sales.

GROSS PROFIT. Gross profit for the three months ended February 28, 1999 was $1.5 million, a decrease of $0.3 million or 18% from gross profit of $1.8 million for the corresponding period in 1998. This represents a decline in gross profit on sales of golf club shafts which decreased by $0.3 million or 20% for the three months ended February 28, 1999 as compared to the same period last year due to lower sales. As a percentage of sales, the gross profit on shaft sales increased from 25.8% to 26.4% due to a change in the mix of products sold from lower margin commercial grade shafts to higher margin Rifle shafts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended February 28, 1999 were $1.6 million, a decrease of 16% from selling, general and administrative expenses of $1.9 million for the same period in 1998. The decrease in selling, general and administrative expenses of $0.3 million is primarily attributable to a reduction in marketing and advertising costs of $0.2 million.

MERGER RELATED EXPENSES. In conjunction with the pending RPI-Coyote Merger, the Company incurred expenses totaling $0.5 million during the three months ended February 28, 1999. In conjunction with the August 29, 1997 FMP-RG Merger, expenses of $0.1 million were incurred during the three months ended February 28, 1998.

INTEREST EXPENSE. Interest expense for the three months ended February 28, 1999 was $206,000 compared to $163,000 for the same period last year. The increase in interest expense is primarily attributable to the higher effective interest rates in effect during the three months ended February 28, 1999 resulting from defaults on certain bank covenants as discussed in Note 6 to the condensed consolidated financial statements.

OTHER INCOME. Other income for the three-month periods ended February 28, 1999 and 1998 is consistent at $74,000 and $56,000, respectively.

INCOME TAXES. Income tax expense of $16,000 and a benefit from income taxes of $184,000 were recorded for the three-month periods ended February 28, 1999 and 1998, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization and the inability to carry-back RG losses to periods prior to the FMP-RG Merger.

LOSS FROM OPERATIONS OF ROXXI, INC. The losses from the operations of Roxxi for the three-month periods ended February 28, 1999 and 1998 are consistent at $127,000 and $113,000, respectively. No income tax benefit was provided for these losses due to NOL carry-back limitations.

PROVISION FOR LOSS ON DISPOSAL OF ASSETS OF ROXXI, INC. As discussed in Note 7 to the condensed consolidated financial statements, a loss of approximately $1.2 million was recorded during the three-month period ended February 28, 1999 to provide for the loss on disposition of the assets of Roxxi. No income tax benefit was provided for this loss due to NOL carry-back limitations.

NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1998 -

NET SALES. Net sales for the nine months ended February 28, 1999 were $15.0 million, a decrease of 13% from net sales of $17.2 million for the corresponding period in 1998. The decrease in net sales of $2.2 million is primarily attributable to a reduction in sales of the Company's lower priced commercial grade golf club shafts of $4.4 million or 68%. Sales of this product were significantly reduced following a price increase instituted by the Company in the first quarter of fiscal 1999. In response to these unfavorable results, the Company has modified its pricing structure in an effort to increase sales of this product in future periods. Net sales of the Company's other golf club shaft lines increased by $1.8 million or 21%. Net sales of golf club grips increased by $0.4 million or 17% primarily due to the inclusion of RG golf club grip sales of $1.0 million during the three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the FMP-RG Merger.

COST OF GOODS SOLD. Cost of goods sold for the nine months ended February 28, 1999 was $9.9 million, a decrease of 17% from cost of goods sold of $11.9 million for the same period in 1998. The decrease in cost of goods sold of $2.0 million is primarily attributable to the decline in sales of commercial grade golf club shafts discussed above. Total golf club shaft cost of goods sold decreased by $2.6 million. Golf club grips cost of goods sold increased by $0.5 million primarily due to the inclusion of RG golf club grip cost of goods sold of $0.5 million during the three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the FMP-RG Merger.

GROSS PROFIT. Gross profit for the nine months ended February 28, 1999 was $5.1 million, a decrease of 3% from gross profit of $5.3 million for the corresponding period in 1998. The decrease in gross profit of $0.2 million is primarily attributable to a $0.5 million credit received from Acushnet as compensation for delays and shortfalls in the production of golf club grips for the Company which was recorded as a one-time reduction in golf club grips cost of sales during the second quarter of fiscal 1998. As a percentage of sales, the gross profit on shaft sales has increased from 26.6% to 32.1% due to a change in the mix of products sold from lower margin commercial grade shafts to higher margin Rifle shafts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended February 28, 1999 were $5.0 million, an increase of 6% from selling, general and administrative expenses of $4.7 million for the same period in 1998. The increase in selling, general and administrative expenses of $0.3 million is primarily attributable to the inclusion of $0.5 million of selling, general and administrative expenses from RG for the three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the FMP-RG Merger.

MERGER RELATED EXPENSES. In conjunction with the pending RPI-Coyote Merger, the Company incurred expenses totaling $0.5 million during the nine months ended February 28, 1999. In conjunction with the August 29, 1997 FMP-RG Merger, expenses of $0.8 million were incurred during the nine months ended February 28, 1998.

INTEREST EXPENSE. Interest expense for the nine months ended February 28, 1999 was $595,000 compared to $430,000 for the same period last year. The increase in interest expense is primarily attributable to a $75,000 loan prepayment fee incurred on October 9, 1998 upon funding of the new credit facilities discussed in Note 6 to the condensed consolidated financial statements. Additionally, RG interest expense totaled $36,000 for three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the FMP-RG Merger.

OTHER INCOME. Other income for the nine months ended February 28, 1999 was $199,000, compared to $113,000 for the same period last year. This increase is due to the inclusion of interest income of $54,000 from RG's capital lease receivable for three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the FMP-RG Merger.

INCOME TAXES. A benefit from income taxes of $39,000 and $361,000 was recorded for the nine-month periods ended February 28, 1999 and 1998, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization and the inability to carry-back RG losses to periods prior to the FMP-RG Merger.

LOSS FROM OPERATIONS OF ROXXI, INC. The losses from the operations of Roxxi for the nine-month periods ended February 28, 1999 and 1998 are $516,000 and $420,000, respectively. The increase is primarily due to the inclusion of Roxxi operating losses of $190,000 for three month period ended August 31, 1998 compared to $0 during the comparable period of 1997 which was prior to the effective date of the FMP-RG Merger. No income tax benefit was provided for these losses due to NOL carry-back limitations.

PROVISION FOR LOSS ON DISPOSAL OF ASSETS OF ROXXI, INC. As discussed in Note 7 to the condensed consolidated financial statements, a loss of approximately $1.2 million was recorded during the nine-month period ended February 28, 1999 to provide for the loss on disposition of the assets of Roxxi. No income tax benefit was provided for this loss due to NOL carry-back limitations.

LIQUIDITY AND CAPITAL RESOURCES. At February 28, 1999, RPI had negative working capital of $453,000 and a current ratio of 0.95 to 1 as compared to working capital of $401,000 and a current ratio of 1.05 to 1 at May 31, 1998. On October 9, 1998, FMP entered into a new credit facility and RG amended its existing borrowing arrangement. As a result, all of the Company's bank facilities are consolidated with one lender. The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months.

In connection with the new credit facility for FMP, all loans to FMP were paid off and a new credit and security agreement was entered into with RG's lender. In connection with the repayment of the amounts outstanding under the old FMP credit facility, FMP paid a $75,000 prepayment penalty which is reflected as a component of interest expense in the second quarter of fiscal 1999. Terms of FMP's new credit facility are as follows. The amount available for borrowings under the FMP term loan is $4.3 million. Such amount was funded on October 9, 1998. FMP's term loan is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly, thereafter until the maturity of the loan. The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million.

The borrowing arrangement with RG was amended and restated. The amendment resulted in the funding of a new RG term loan of $840,000 on October 9, 1998 in addition to the existing RG term loan that had $472,000 outstanding at October 9, 1998. RG's term loans are due in monthly principal installments of $40,000 through and until October 1, 1999 and $22,500 monthly, thereafter until the maturity of the loan. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million.

Effective January 1, 1999, borrowings under all term loans and both revolving lines-of-credit bear interest at a rate per annum equal to the prime rate (7.75% at February 28, 1999) plus 2.75% and 2.25%, respectively, and are secured by substantially all of the Company's assets. The maturity date for all term loans and both revolving lines-of-credit is September 30, 2001. On February 28, 1999, the Company had $3,977,000 outstanding under the revolving lines-of-credit and $949,000 available for additional borrowings.

Primarily as a result of merger-related expenses of $503,000 and a provision of approximately $1.2 million for the loss on the sale of Roxxi, the Company defaulted on certain bank covenants during the quarter ended February 28, 1999. The violation of these covenants has been waived by the lender. In connection with granting the waivers, the Company's lender increased the Company's borrowing rate by 2% per annum effective January 1, 1999.

The Company's lender modified its covenants for the remainder of the fiscal year ending May 31, 1999. The required debt service coverage ratio has been waived through May 31, 1999 and the maximum monthly allowable net loss has been reduced from breakeven to an aggregate net loss of $150,000 for the months of March, April and May of 1999. In addition, the minimum annual net income requirement for the fiscal year ending May 31, 1999 has been reduced from net income of $400,000 to a net loss of $500,000. The modified covenants exclude all merger-related expenses and the provision for the loss associated with the disposition of Roxxi.

During the nine months ended February 28, 1999, net cash used in operating activities was $0.7 million which primarily resulted from a net loss from continuing operations of $0.7 million, a cash loss from operations of Roxxi of $0.3 million and an increase in inventories of $1.7 million offset by a decrease in accounts receivable of $1.0 million, an increase in accounts payable and accrued expenses of $0.4 million and $0.7 million of depreciation and amortization. The Company used $0.7 million in investing activities during the nine months ended February 28, 1999, primarily for the purchase of additional property, plant and equipment. The Company estimates that capital expenditures for the fiscal year ended May 31, 1999 will be approximately $1.2 million.

Net cash provided by financing activities for the nine months ended February 28, 1999, was $1.4 million resulting from issuance of long term debt totaling $5.1 million and $0.5 million of net borrowings under lines of credit partially offset by repayments of $4.2 million on the Company's term loans.

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

The Company has completed a comprehensive evaluation of its internal systems and equipment that addresses both information technology systems ("IT") (i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems) including hardware, software and firmware. In addition, the Company has completed the upgrade of certain critical systems to meet with Year 2000 requirements. During the previous two-year period, the Company has expended approximately $100,000 to purchase and install new computer hardware and software resulting in all Company hardware and software used for accounting purposes being Year 2000 compliant. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $20,000. The final phase of the internal Year 2000 project has been completed with the conversion of the E-mail system to Microsoft Exchange at a cost of $10,000. The Company believes that any future internal Year 2000 costs will be immaterial.

Due to the Company's extensive internal Year 2000 analysis and subsequent completion of the Year 2000 project, the Company has determined that an internal contingency plan is unnecessary. The Company also is in the process of conducting a review of its suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has already contacted its critical suppliers and utility providers for each of its business units. All significant suppliers and utilities except one of the Company's golf grip suppliers have indicated that their products and company are Year 2000 compliant. The primary supplier of the Company's golf grips is currently in the process of converting, upgrading, and correcting all known Year 2000 problems. This supplier is in the last phase of its plan to correct the Year 2000 problems and has indicated that the project will be completed during the second calendar quarter of 1999. The Company is closely monitoring the status of this project and is assisting in its implementation.

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

BUSINESS ENVIRONMENT AND FUTURE RESULTS.

RELIANCE ON THIRD PARTY SUPPLIERS. RG currently purchases a majority of its supply of non-cord grips from Acushnet Rubber Company ("Acushnet"). During the transition to Acushnet beginning in December 1996, Acushnet experienced delays and quality problems in the production of grips, which adversely affected RG's customer relationships and results of operations.

During March 1999, RG received a letter from Acushnet terminating the Manufacturing and Supply Agreement and Capital Lease Agreement. In the notice of termination, Acushnet agreed to pay RG a $2.5 million termination fee at the end of the transition period, to continue to produce grips for ten months and to pay up to $100,000 for shipping and installing the manufacturing equipment at a new location. In connection with the termination, RG will receive the manufacturing equipment and Acushnet's obligation under the capital lease will be terminated. At February 28, 1999, the Company's capital equipment lease receivable was approximately $2.6 million. Also in the termination letter, Acushnet stated that it would not continue paying the lease payments. The Company has not responded to Acushnet's termination letter; however, the Company and legal counsel believe that Acushnet's interpretation of the clause in the contract related to the lease payments is without merit and the Company will pursue its rights under the contract to receive lease payments throughout the transition period.

RG currently has no back-up source of supply; however, the Company is currently in discussions with a number of grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to a new supplier will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

SALE OF ROXXI, INC. OPERATING ASSETS. During March 1999, the Company disposed of the operating assets of Roxxi through two transactions with unrelated parties. In one transaction, Roxxi sold its trade name, customer list, design database and related computer software and hardware. In return, the Company will receive a royalty of 16% of the buyer's net sales for the two-year period beginning May 1, 1999. In the second transaction, Roxxi sold its headwear manufacturing equipment, headwear inventory and raw materials. Roxxi received $300,000 at closing and the Company will receive a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Based on net headwear sales of $3.0 million by Roxxi during the twelve months ended February 28, 1999, the Company could recognize royalty revenue of approximately $0.5 million in each of the next two fiscal years under these contracts. However, there can be no assurance that the two successor companies will be able to achieve these sales amounts in the future.

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

         (10) Material Contracts

               Exhibit 10.1. Agreement and Plan of Merger dated as of January 31, 1999 among Royal Precision, Inc., Coyote Sports, Inc. and RP Acquisition Corp. (incorporated by reference to Exhibit 99.2 of the Report on Form 8-K of the registrant dated February 3, 1999).

               Exhibit 10.2. Form of Certificate of Designation of the Series C Preferred Stock (incorporated by reference to Exhibit 99.3 of the Report on Form 8-K of the registrant dated February 3, 1999).

               Exhibit 10.3. Amendment No. 1 to the Stockholder Agreement, dated as of May 12, 1997, among Danny Edwards, Drew M. Brown, DMB Property Ventures Limited Partnership, Mark N. Sklar, Bennett Dorrance, Trustee of the Bennett Dorrance Trust dated April 21, 1989, as amended, Christopher A. Johnston, Richard P. Johnston and Jayne A. Johnston Charitable Remainder Trust #3 (Richard P. Johnston, Trustee), as successor to RPJ/JAJ Partners, Ltd., a Wyoming partnership, David E. Johnston, Berenson Minella & Company, L.P., Kenneth J. Warren and Royal Precision (incorporated by reference to Exhibit 99.4 of the Report on Form 8-K of the registrant dated February 3, 1999).

               Exhibit  10.4.   Form  of  Royal   Precision   Voting   Agreement
          (incorporated by reference to Exhibit 99.6 of the Report on Form 8-K of the registrant dated February 3, 1999).

         Exhibit 27.

               Financial  Data  Schedule   (submitted   electronically  for  SEC
          information only)

         (b) Reports on Form 8-K.

               Reports on Form 8-K were filed by the Registrant on January 20, 1999 and February 3, 1999 reporting other events under Item 5.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROYAL PRECISION, INC.

Date April 13, 1999                 By /s/ Thomas Schneider
-------------------                   ---------------------------------------
                                           Thomas Schneider, President (duly
                                           authorized officer)

                                    By /s/ Kevin Neill
                                      ---------------------------------------
                                           Kevin Neill, Vice President - Finance
                                           (chief accounting officer)

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

10,1     Agreement  and Plan of Merger  dated as of  January
         31,  1999  among  Royal  Precision,   Inc.,  Coyote
         Sports, Inc. and RP Acquisition Corp. (incorporated
         by  reference to Exhibit 99.2 of the Report on Form
         8-K of the registrant dated February 3, 1999).                  *

10.2     Form of  Certificate of Designation of the Series C
         Preferred  Stock   (incorporated  by  reference  to
         Exhibit  99.3  of the  Report  on  Form  8-K of the
         registrant dated February 3, 1999)                              *

10.3     Amendment No. 1 to the Stockholder Agreement, dated
         as of May 12, 1997,  among Danny  Edwards,  Drew M.
         Brown, DMB Property  Ventures Limited  Partnership,
         Mark N.  Sklar,  Bennett  Dorrance,  Trustee of the
         Bennett  Dorrance  Trust dated April 21,  1989,  as
         amended,   Christopher  A.  Johnston,   Richard  P.
         Johnston and Jayne A. Johnston Charitable Remainder
         Trust  #3  (Richard  P.  Johnston,   Trustee),   as
         successor  to  RPJ/JAJ  Partners,  Ltd.,  a Wyoming
         partnership,  David E. Johnston, Berenson Minella &
         Company,   L.P.,   Kenneth  J.   Warren  and  Royal
         Precision  (incorporated  by  reference  to Exhibit
         99.4 of the  Report  on Form 8-K of the  registrant
         dated February 3, 1999).                                        *

10.4     Form   of   Royal   Precision    Voting   Agreement
         (incorporated  by  reference to Exhibit 99.6 of the
         Report on Form 8-K of the registrant dated February
         3, 1999)                                                        *

27. Financial Data Schedule (submitted electronically for SEC information only)

*Incorporated by reference