Form 10KSB
period 1999-05-31
ROYAL PRECISION INC
filed 1999-08-27
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)
[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended: May 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to __________

                         Commission file number: 0-22889


                              ROYAL PRECISION, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   Delaware                                      06-1453896
        -------------------------------                      -------------------
        (State or Other Jurisdiction of                       (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)


15170 North Hayden Road, Suite 1, Scottsdale, AZ                   85260
------------------------------------------------                 ----------
   (Address of Principal Executive Offices)                      (Zip Code)


                                 (480) 627-0200
                 Issuer's Telephone Number, Including Area Code:


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $23,219,000

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on August 23, 1999 was $5,181,000.

     The number of shares of Common Stock outstanding on August 23, 1999 was 5,667,375.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

     The following documents have been incorporated by reference into this Form 10-KSB:

                    Document                                 Part of Form 10-KSB
                    --------                                 -------------------
     Registrant's Proxy Statement for its 1999
     Annual Meeting of Stockholders                               Part III

                                     PART I

     THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. MANAGEMENT BELIEVES THAT THIS FORM 10-KSB INCLUDES FORWARD-LOOKING STATEMENTS WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THESE UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO ECONOMIC CONDITIONS, CUSTOMER PLANS AND COMMITMENTS, THE COST OF RAW MATERIALS, THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES, YEAR 2000 NONCOMPLIANCE AND CHANGES IN THE FINANCIAL MARKETS RELATING TO THE COMPANY'S CAPITAL STRUCTURE AND COST OF CAPITAL. STATEMENTS IN THIS FORM 10-KSB, INCLUDING THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", DESCRIBE FACTORS AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. ADDITIONAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD LOOKING STATEMENTS ARE DETAILED BELOW. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "PROJECT," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE.

ITEM 1. DESCRIPTION OF BUSINESS.

     Royal Precision, Inc., a Delaware corporation ("RP" or the "Company") (formerly FM Precision Golf Corp.), and its subsidiary, FM Precision Golf Manufacturing Corp., a Delaware corporation ("FMP"), were incorporated on May 3, 1996 by a group of investors who acquired, through such companies, substantially all of the assets of the golf shaft manufacturing business of Brunswick Corporation. In 1997, RP acquired, through a merger, Royal Grip, Inc. ("RG"), a Nevada corporation, and RP simultaneously changed its name from FM Precision Golf Corp. to Royal Precision, Inc. RP is a holding company which carries on its business through FMP and RG.

PRINCIPAL PRODUCTS; MARKETS

     FMP is a manufacturer and distributor of golf club shafts. FMP developed and patented the "Rifle", the first modern stepless steel golf shaft in the industry. Management believes that this shaft combines the accuracy of steel with the feel and vibration-damping effect of graphite. FMP pioneered, patented, and now licenses the technology of Frequency Coefficient Matching ("FCM") golf shafts by means of an electronic analyzer. Management believes that FCM is more accurate than any other sorting method, in that it ensures identical shaft flex from club-to-club throughout a set, allowing the golfer to maintain a consistent, natural swing tempo regardless of the club chosen.

     Sales of golf club shafts to original equipment manufacturers ("OEMs") accounted for the vast majority of FMP's sales in fiscal 1999, with the remainder of the sales being made to distributors, custom club assemblers, pro shops, and repair shops. Each of FMP's products is sold by the OEMs as a component of the complete golf club through a variety of channels including sporting goods stores, discount stores, mail order catalogs, pro shops, and mass merchandisers.

     Of FMP's top 10 accounts, two are international. Precision Japan is FMP's second largest account (see "Principal Suppliers and Customers"). Executive Golf is the tenth largest account and distributes FMP's products in Australia. FMP also has a presence in Europe and Canada through other distributor relationships.

     RG designs and distributes golf club grips. In 1989, RG introduced a rubber wrap golf grip that gained widespread acceptance in the golf industry and enabled RG to achieve brand name recognition. RG currently offers a wide variety of standard and custom models, all of which feature durability, and a distinctive feel and appearance. These grips are sold principally into the replacement market, which serves those golfers seeking to replace grips that have become worn and slick due to prolonged use. Management believes that RG's market share in golf grips is approximately 3%.

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

     During March 1999, RP disposed of the operating assets of Royal Grip Headwear Company, formerly known as Roxxi, Inc. ("Roxxi"), a subsidiary of RG, through two transactions with unrelated parties. In one transaction, its trade name, customer list, design database and related computer software and hardware were sold. In return, RP will receive a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. In the second transaction, Roxxi sold its headwear manufacturing equipment, headwear inventory and raw materials. Roxxi received $300,000 at closing and RP will receive a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. If the buyers generate net headwear sales of $3.0 million per year, as Roxxi did during the twelve months ended February 28, 1999, RP would record royalty revenue of approximately $0.5 million in each of the next two fiscal years under these contracts. However, there can be no assurance that the two buyers will be able to achieve these sales amounts or any sales amounts in the future. Royalties to be received by RP are contingent on the business operations of the two buyers over which RP has no influence or control.

COMPETITION

     The sporting goods industry is highly competitive. FMP competes primarily on the basis of quality, product specifications and design, on-time deliveries and customer relationships. There are numerous companies competing in various segments of the golf equipment markets including those manufacturing graphite golf shafts, which are an alternative to steel golf shafts. Some of FMP's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to FMP. FMP competes primarily with one domestic and two international companies which manufacture and distribute steel golf shafts to OEMs. FMP is the second largest producer of steel golf shafts, after True Temper Sports. RP's management believes that its market share in steel golf shafts is approximately 22% while True Temper Sports' market share in steel golf shafts is believed to be 48%. Other competitors in steel golf shafts include Apollo Golf and Nippon Shaft Co., Ltd.

     RG's principal competitors in the golf grip market include Eaton/Golf Pride and Lamkin Corp., with Eaton's Golf Pride division currently maintaining a majority of the total golf grip market. These companies, as well as several other grip manufacturers with which RG competes, have greater financial, marketing and other resources than RG. In addition, several OEMs that do not currently manufacture premium quality grips could, in light of their substantial resources, enter into this market segment.

PRINCIPAL SUPPLIERS AND CUSTOMERS

     FMP uses Worthington Industries ("Worthington") as its sole supplier for strip steel but has no supply contract with Worthington. Should Worthington fail to deliver steel, there may be a disruption of operations at FMP until an alternate supplier is procured. Worthington provides steel from two separate plant locations. If one Worthington plant becomes unable to fill the necessary requirements, orders could be filled from the alternate location. Although FMP has elected to use Worthington as its sole supplier of strip steel, management believes that there are other acceptable supply sources at comparable prices and that the loss of Worthington as a supplier would not have a significant adverse impact on RP.

     FMP and RG have entered into five-year and ten-year agreements with Precision Japan expiring in 2002 and 2001, respectively, under which Precision Japan was granted exclusive distribution rights for FMP and RG products in Japan and certain other Far Eastern countries. Precision Japan may renew its agreement with FMP for successive two-year terms and its agreement with RG for successive five-year terms. The FMP agreement is terminable by either party for cause or by FMP if Precision Japan fails to meet certain minimum purchase requirements. The RG agreement is terminable by either party for cause or if they fail to agree upon pricing terms, or by Precision Japan at any time upon six months prior notice to RG. While FMP and RG currently enjoy a strong relationship with Precision Japan, the loss of Precision Japan as a distributor of FMP's and RG's products would have a significant adverse effect on RP.

     In December 1996, RG outsourced all of its production of non-cord grips to Acushnet Rubber Company ("Acushnet"). Acushnet experienced start-up delays and quality control problems in the production of grips, which adversely affected RG. In May 1999, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and the capital lease agreement. As a result in May 1999, RG received a cash payment of $1.5 million and a $1 million purchase credit, of which $500,000 has been used to offset RG's purchases of grips through July 1999. The remaining $500,000 of the purchase credit will be paid to RG in cash less any outstanding balance owed by RG to Acushnet as of the termination. The agreement requires Acushnet to continue manufacturing grips for RG through January 9, 2000 and to pay up to $100,000 to relocate RG's manufacturing equipment. The agreement relieves Acushnet of its capital lease obligations as of February 21, 1999, which amounted to approximately $2.6 million. See Part II, Item 6 "Management's Discussion and Analysis or Plan of Operation - Business Environment and Future Results; Reliance Upon Third Party Suppliers."

     RG currently purchases the majority of its non-cord grips from Acushnet and has no immediate replacement supply source. However, RP is currently in discussions with a number of grip manufacturers which RP believes can maintain RG's standard of product quality and will facilitate a smooth transition. Previously, during the transition to Acushnet, RG experienced manufacturing delays and quality control problems. There can be no assurance that RP will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet, or at all. In addition, there can be no assurances that a transition to a new supplier will not result in productions delays, the loss of sales and key customers, which would materially affect RG's financial condition and results of operations.

     The Company is significantly dependent on sales to Taylor Made, Precision Japan and Callaway. These three customers represented in the aggregate approximately 49% of the Company's sales from continuing operations for the year ended May 31, 1999. Precision Japan represented 61% of RG sales and revenues, and 17% of FMP sales and revenues. Taylor Made represented less than 1% of RG sales and revenues, and 18% of FMP sales and revenues. Callaway represented less than 1% of RG sales and revenues, and 11% of FMP sales and revenues. The Company does not have supply agreements with Taylor Made or Callaway. The loss of sales to any of these companies could have a significant adverse impact on the Company's business.

     Sales of golf equipment historically have been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions and the popularity of golf in general. A decrease in consumer spending on golf equipment could have an adverse effect on RP's business and operating results.

PATENTS, TRADEMARKS

     RP has obtained a trademark and a utility patent on its "Rifle" product. RP's management believes that the only patents material to its future success are its patent #4,736,093, which enables a club maker to take frequency sorted steel shafts and calculate what new frequency shafts are needed to produce a Frequency Matched product, patent #5,040,270 which relates to the same frequency sorting, but for graphite shafts, and patent #5,857,921 which relates to the manipulation of flex distribution within a shaft or set of shafts. These patents expire on May 9, 2006, October 19, 2008, and January 12, 2016, respectively.
Patents held by RP on frequency matching and the manufacture of steel golf shafts and clubs have expired. While there can be no assurance that competitors will not use the technology of the expired patents in the future, RP's principal competitors have not adopted, nor does management believe that they have plans to copy, the expired patents.

     RP relies upon trademarks to establish and protect RP's proprietary rights in its products and technologies. The RG logo and the name "Royal Grip" have been registered as trademarks in the United States, Japan, and in other foreign countries. In addition, RP has filed trademark applications relating to the names and configurations of several of its grip products in the United States and in foreign countries, including Japan. RP has also obtained design patents on some of its grips and applied for others that are pending. RP protects its proprietary rubber compound and related technologies as trade secrets. Despite such safeguards, there can be no assurance that its proprietary rights are adequately protected or that competitors will not be able to produce golf club grips that successfully imitate RP's designs and materials without infringing RP's proprietary rights.

REGULATIONS

     The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new products to assure compliance with USGA standards. Although RP believes that all of its grips and shafts comply with current USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of RP's products.

RESEARCH AND DEVELOPMENT

     RP has two full-time employees and utilizes one consultant in research and development. During the fiscal years ended May 31, 1999 and 1998, RP spent approximately $186,000 and $157,000, respectively, on research and development. In addition, sales and other personnel of RP work to conceive new product opportunities by creating prototypes and masters and by working with suppliers and customers to design and produce finished products. New shaft and grip products are tested through RP's PGA Tour representatives and sales force.

ENVIRONMENTAL

     During the fiscal year ended May 31, 1999, RP expended $61,000 on the treatment, storage and disposal of hazardous waste at FMP's Torrington, Connecticut manufacturing facility. Regulatory fees for various environmental permits and costs were $3,300. RP estimates that it will incur approximately $900,000 in capital expense to upgrade FMP's wastewater treatment facilities due to Environmental Protection Agency ("EPA") mandates on water quality adopted by the State of Connecticut. Of this balance, approximately $250,000 was incurred and expended during the fiscal year ended May 31, 1999.

EMPLOYEES

     As of May 31, 1999, RP had 281 employees, four of whom are part-time employees. FMP's hourly employees are subject to a collective bargaining agreement, which expires on November 10, 2002. RP believes its relationship with its employees is good.

RISK FACTORS

     NO LONG-TERM SUPPLIER OF GOLF GRIPS. RG currently purchases the majority of its supply of non-cord grips from Acushnet pursuant to a mutual release agreement entered into in May 1999 which terminated the manufacturing and supply agreement entered into between RG and Acushnet in December 1996; see "--Principal suppliers and customers".

     Acushnet has an obligation to continue producing non-cord grips for RG through January 9, 2000 under the mutual release agreement; see Part II, Item 6 "Management's Discussion and Analysis or Plan of Operation - Business Environment and Future Results; Reliance Upon Third Party Suppliers." However, due to the short-term nature of Acushnet's relationship with RG, there can be no assurance that Acushnet will continue to supply RG with non-cord grips in a timely manner or of an acceptable quality.

     RG has begun purchasing small volumes of non-cord grips from other manufacturers. Although RG does not currently have a supplier to replace Acushnet, RG believes that it can obtain a sufficient supply of non-cord grips from Acushnet and these other manufacturers to satisfy customer demand during the fiscal year ending May 31, 2000. However, there can be no assurance that RG will be able to secure an adequate supply of non-cord grips from these or any manufacturers.

     RG is currently in discussions with a number of manufacturers which RG believes can replace Acushnet, maintain RG's standard of product quality and facilitate a smooth transition. There can be no assurance that RG will be able to secure a source for grips on as favorable terms or with the same quality as Acushnet, or at all. In addition, there can be no assurance that a transition to a new supplier will not result in production delays or the loss of sales and key customers.

     The failure of Acushnet to continue to supply RG with quality non-cord grips in a timely manner through January 9, 2000, the failure of RG to obtain quality non-cord grips from a variety of manufacturers in quantities adequate to meet customer demand until RG finds a replacement for Acushnet, the failure of RG to find a replacement for Acushnet which provides RG with non-cord grips on as favorable terms and with the same or higher quality as Acushnet or the failure of RG to make the transition to a replacement supplier without production delays or the loss of sales and key customers could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON "RIFLE" SHAFT SALES. The Company is substantially dependent on sales of "Rifle" shafts which have a higher margin than the other shaft products of the Company. Sales of the Rifle shaft increased $3.3 million for the fiscal year ended May 31, 1999 compared to the year ended May 31, 1998. Sales of the Rifle shaft constituted 56% of the Company's revenue from continuing operations during the fiscal year ended May 31, 1999 compared to 40% during the fiscal year ended May 31, 1998.

     While the Company's management believes that demand for the Rifle shaft should remain high for the next several years, there can be no assurance that sales of the Rifle shaft will not decline or that the Rifle shaft will maintain its profitability. Decreases in sales or profitability of the Rifle shaft could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING. Sales of golf equipment historically have been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions, changing consumer golf trends and the popularity of golf in general. See -"Principal Suppliers and Customers." Any period of economic uncertainty or decline that impacts consumer spending, any decrease in consumer spending on golf equipment for whatever reason or changes in consumer preferences for golf products could have a material adverse effect on the Company's business, results of operations and financial condition.

     COMPETITION. The golf equipment industry is highly competitive and is characterized by numerous companies competing in various segments of the market. Many of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than the Company. See -"Competition". In addition, some companies in the golf equipment industry have expanded their product lines which compete with the products of the Company in recent years as a result of acquisitions. Efforts to remain competitive with these rival sports equipment manufacturers may cause the Company to accept lower profit margins, which could adversely impact the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

     CUSTOMER CONCENTRATION. The Company is significantly dependent on sales to Taylor Made, Callaway and Precision Japan. See "--Principal Suppliers and Customers." Sales to these customers represented approximately 49% of the Company's sales from continuing operations for the fiscal year ended May 31, 1999. The loss of sales to any of these companies could have a material adverse effect on the Company's business, operating results and financial condition.

     Because of the historical volatility of consumer demand for specific clubs and grips, as well as continued competition from alternative suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales. The loss of a significant customer or a substantial decrease in sales to a significant customer could adversely affect the Company's business, operating results and financial condition.

     DEPENDENCE ON OEMS. The Company's major customers are OEMs who sell finished golf products primarily to sporting goods stores and specialty retailers of golf equipment and recreational products. See "--Principal Products; Markets." A decision by these OEM customers to manufacture their own grips and shafts or to acquire grips and shafts from sources other than the Company could have a material adverse effect on the Company's business, results of operations and financial condition as could changes in the purchasing patterns, inventory levels and advertising and marketing strategies of these OEM customers.

     SEASONALITY; FLUCTUATIONS IN OPERATING RESULTS. The Company is dependent on golf-related product sales and golf is generally a warm weather sport.
Therefore, the Company's business is seasonal. See Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation - Overview."

     The Company has historically enjoyed its strongest sales in the third and fourth fiscal quarters ending in February and May because the Company's customers build up inventory levels in anticipation of sales in the spring and summer, the principal selling seasons for golf-related products. Income from operations is typically lower in the first and second fiscal quarters ending in August and November as fixed operating costs are spread over a generally lower sales volume. As a result, the Company is subject to substantial seasonal swings in liquidity which results in cash management challenges.

     In order to minimize the effect of seasonality, the Company may build product inventories during the first and second fiscal quarters based on management's estimated customer demand for the Company products in the third and fourth fiscal quarters. This strategy allows the Company to use its production resources more efficiently and have inventory on hand to meet its customers' demand in the third and fourth fiscal quarters but also exposes the Company to the risk of materially inaccurate estimates. If the Company underestimates its customers' demand for products, the Company may not be able to deliver products to its customers in a timely fashion. If the Company overestimates its customer's demand for products, the Company may have to sell excess inventory at severely marked down prices. Either event may have a material adverse effect on the Company's business, operating results and financial condition.

     ENVIRONMENTAL RISKS. The Company is subject to environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling and disposal of waste products. The nature of the Company's Torrington, Connecticut golf shaft manufacturing facility could expose the Company to the risk of claims with regard to environmental matters.

     The Company estimates that it will incur approximately $900,000 in capital expense to upgrade FMP's wastewater treatment facilities at the Torrington, Connecticut plant due to EPA mandates on water quality adopted by the State of Connecticut. See "--Environmental."

     There can be no assurance that additional material costs or liabilities will not be incurred in connection with environmental laws and regulations in the future or that governmental requirements will not change in a manner that imposes material costs or liabilities on the Company.

     FOREIGN SALES RISKS. The Company is significantly dependent on international sales which represented 29% of the Company's total net sales from continuing operations during the fiscal year ended May 31, 1999. See "--Principal Suppliers and Customers" and "Part II, Item 6, Management's Discussion and Analysis or Plan of Operation - Overview." International sales expose the Company to additional risks inherent in doing business abroad. These risks include, but are not limited to delays in shipment; export controls, embargoes, tariffs and other trade barriers; foreign government regulation, political instability, and changes in economic conditions; and adverse fluctuations in foreign exchange rates and exchange controls. Any of these risks may result in the loss of international sales or a decline in the profitability of international sales which could have a material adverse effect on the Company's business, operating results or financial condition. Sales to Precision Japan, RP's exclusive distributor for Japan, accounted for 85% of the

Company's international sales during the fiscal year ended May 31, 1999. The Japanese economy has been relatively stagnant and future sales may be adversely affected. The failure of the Japanese economy to recover could have a material adverse effect on the Company's business, operating results and financial condition.

     TRADE UNION. Employees of the Company at its Torrington, Connecticut plant are represented by a trade union for collective bargaining purposes. See "--Employees". Although the Company presently believes its relations with employees are good, there is no assurance that work stoppages or slowdowns will not be experienced in the future. Any work stoppage or slowdown could have a material adverse effect on the Company's business, results of operations and financial condition.

     THE YEAR 2000 PROBLEM. The Year 2000 problem refers to the inability of software to process date information later than December 31, 1999. Date codes in many software programs are abbreviated to allow only two digits for the year. Software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. When that happens, some software will not work at all and other software will suffer critical calculation and other processing errors. Hardware and other products with embedded chips may also experience problems.

     The Company has assessed its internal year 2000 issues and completed the last phase of its internal Year 2000 compliance plan. The Company is in the process of assessing its exposure from third party Year 2000 noncompliance.
There can be no assurance that the Company's efforts to achieve Year 2000 compliance will be successful or that third parties with whom the Company has material relationships will be Year 2000 compliant by January 1, 2000. Year 2000 noncompliance by either the Company or any of these material third parties could have a material adverse effect on the Company's business, results of operations or financial condition. See Part II, Item 6, "Management's Discussion and Analysis or Plan of Operations - Year 2000 Assessment."

     LIMITED HISTORY. The Company's golf club shaft manufacturing facility in Torrington, Connecticut dates back over a century and the facility's manufacture of shafts dates back to the 1920's. However, the facility has been operated by three different owners. Most recently, in 1996 a group of investors joined the current management in acquiring substantially all of the assets and certain liabilities of the golf shaft manufacturing business from Brunswick Corporation, resulting in the current structure and ownership of the Company. At the end of August 1997, the Company acquired RG. Consequently, the Company has a limited operating history. There can be no assurance that the results of such a limited history or of the predecessor operations will be indicative of future performance. Also, while the Company's management has extensive experience in the sporting goods and golf equipment industry, there can be no assurance that their experience will assist in the successful management of the Company in its current structure or the combined operations resulting from the acquisition of RG.

     NEW PRODUCT INTRODUCTION. The Company believes that the introduction of new, innovative golf shafts and grips will be crucial to its future success. New models and basic design changes are frequently introduced into the golf industry but are often met with consumer rejection. Although the Company has achieved certain successes in the introduction of products, no assurances can be given that it will be able to continue to design and manufacture products that meet with market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. The design of new golf equipment is also greatly influenced by rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new products to assure compliance with USGA standards. Although the Company believes that all of its grips and shafts comply with current USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of products.

     PRODUCT PROTECTION AND INTELLECTUAL PROPERTY. The Company currently relies upon a combination of patents, copyrights, trademarks and trade secret laws to establish and protect certain of its proprietary rights in its products. See -"Patents, Trademarks." There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of proprietary property rights or that competitors will not independently develop proprietary property that is substantially equivalent or superior.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's golf shaft manufacturing facility is located at 535 Migeon Avenue, Torrington, Connecticut and comprises approximately 229,400 square feet. The manufacturing facility is owned by the Company subject to an open-end mortgage granted to Norwest Business Credit, Inc. (now known as Wells Fargo Business Credit, Inc.) on October 8, 1998 under a Credit and Security Agreement. The original principal amount outstanding under the term loan provisions of this Agreement is $4.3 million and requires monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly thereafter, until the maturity of the loan in September 2001. The amount available for borrowings under the revolving line-of-credit provisions is based upon the levels of eligible FMP accounts receivable and inventories, subject to maximum borrowings of $4.0 million. See Note 7 to Notes to the Consolidated Financial Statements for specific information concerning the amount outstanding under the Credit and Security Agreement.

     The Company's principal executive and administrative offices are located in an 8,000 square foot leased facility at 15170 North Hayden Road, Suite 1, Scottsdale, Arizona. The monthly payment under the lease is $17,000 and the term of the lease expires May 31, 2001.

     In the opinion of management, these facilities are suitable and adequate for the Company's intended use and are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal proceedings, each of which is routine litigation incidental to the Company's business and which management believes, after consultation with legal counsel on all such matters, will not have a material adverse effect on the Company's financial condition or future operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock began trading on The Nasdaq National Market under the trading symbol "RIFL" during the second quarter of fiscal 1998. The prices set forth below reflect the high and low sale prices for shares of Common Stock for each quarter thereafter as reported by The Nasdaq National Market.

                                                               HIGH        LOW
                                                              ------      ------
     FISCAL YEAR 1998
     Second Quarter                                           $10.25      $ 8.00
     Third Quarter                                              8.75        5.75
     Fourth Quarter                                             7.00        4.50

     FISCAL YEAR 1999
     First Quarter                                              5.44        4.25
     Second Quarter                                             4.94        2.53
     Third Quarter                                              5.00        1.00
     Fourth Quarter                                             3.94        2.06

     As of August 23, 1999, the Company had approximately 90 holders of Common Stock of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW --

Royal Precision, Inc. ("RP" or the "Company") is a holding company with three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales"), and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company. RP acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. (a wholly-owned subsidiary of RP created for such purpose) merged with and into RG (the "FMP-RG Merger"). RG was the surviving corporation and became a wholly-owned subsidiary of RP. The results of operations of RP for all periods presented exclude the results of operations of RG prior to August 29, 1997, the effective date of the FMP-RG Merger. As discussed in note 3 to the consolidated financial statements, the Company disposed of the operating assets of Royal Grip Headwear Company, formerly known as Roxxi, Inc. ("Roxxi"), in March 1999. Results of operations for Roxxi are reflected as discontinued operations for all periods presented.

FMP is a manufacturer and distributor of golf club shafts that are sold to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEMs. FMP also sells golf club shafts in foreign markets including Japan, Australia, the United Kingdom, and Canada. RG designs and distributes golf club grips. RG's products are sold primarily throughout the United States, Japan, and the United Kingdom. The majority of RG's grip sales are to its Japanese distributor. In December 1996, RG outsourced the manufacturing of its non-cord grips to Acushnet Rubber Company ("Acushnet"). In May 1999, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and the capital lease agreement. See note 5 to the consolidated financial statements and Reliance on Third Party Suppliers under Business Environment and Future Results below.

The Company's business is seasonal with stronger demand for products during the fiscal quarters ending in February and May.

NET SALES. Net sales from continuing operations for the year ended May 31, 1999 were $23.2 million, a decrease of $1.5 million or 6% from net sales from continuing operations of $24.7 million during fiscal 1998. Net sales of golf club shafts decreased by $1.9 million or 9% primarily due to a reduction in sales of the Company's lower priced, commercial grade golf club shafts of $5.3 million or 60%. Sales of this product were significantly reduced following a price increase instituted by the Company in the first fiscal quarter of 1999. In response to these unfavorable results, the Company has subsequently modified its pricing structure in an effort to increase sales of this product in future periods. Net sales of the Company's higher priced, premium grade golf club shafts increased by $3.4 million or 27%. This increase reflects the strong demand for the Company's proprietary "Rifle" shafts. Net sales of golf club grips increased by $0.4 million or 12% primarily due to the inclusion of RG golf club grip sales of $1.0 million during the first quarter of fiscal 1999 compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger. RG's business with two significant OEM customers has decreased significantly from sales of $440,000 during fiscal 1998 compared to $40,000 during fiscal 1999.

COST OF SALES. Cost of goods sold from continuing operations for the year ended May 31, 1999 was $15.0 million, a decrease of 9% from cost of goods sold from continuing operations of $16.5 million during fiscal 1998. The decrease in cost of goods sold of $1.5 million is primarily attributable to the decline in sales of commercial grade golf club shafts discussed above. Total golf club shafts cost of goods sold decreased by $2.0 million. Golf club grips cost of goods sold increased by $0.5 million primarily due to the inclusion of RG golf club grips cost of goods sold of $0.5 million during the first quarter of fiscal 1999 compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger.

GROSS PROFIT. Gross profit from continuing operations for the years ended May 31, 1999 and 1998 was $8.2 million. Gross profit from golf club shafts was unchanged at $6.3 million despite the $1.9 million reduction in net sales due to a favorable change in the mix of product sales from lower margin, commercial grade shafts to higher margin "Rifle" shafts. As a percentage of sales, the gross profit on shaft sales increased from 30.2% to 33.4%. Gross profit from sales of golf club grips was unchanged at $1.9 million despite an increase in net sales of $0.4 million. Fiscal 1998 gross profit reflects a $0.5 million credit received from Acushnet as compensation for production delays and shortfalls which was recorded as a one-time reduction in golf club grips cost of sales during the second quarter of fiscal 1998 (see note 5 to the consolidated financial statements). Gross profit on sales of golf club grips during the first quarter of fiscal 1999 was $0.5 million compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended May 31, 1999 were $6.5 million, a decrease of 3% from selling, general and administrative expenses of $6.7 million during fiscal 1998. This net reduction of $0.2 million was achieved despite the inclusion of selling, general and administrative expenses of $0.2 million from RG operations and goodwill amortization of $0.1 million during the first fiscal quarter of 1999 compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger. The Company began a cost cutting program following the FMP-RG Merger which has resulted in reductions of corporate overhead costs.

NONRECURRING MERGER RELATED EXPENSES. In conjunction with the FMP-RG Merger, expenses of $0.8 million were incurred during the year ended May 31, 1998. Significant components of this expense are costs related to terminate a computer software conversion, relocation of certain employees, and severance pay.

GAIN ON TERMINATION OF MANUFACTURING SUPPLY CONTRACT. As discussed in note 5 to the consolidated financial statements, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and capital lease agreement in May 1999. RG recognized an aggregate gain of $0.9 million during fiscal 1999 as a result of this Termination Agreement. See Reliance on Third Party Suppliers under Business Environment and Future Results below.

INTEREST EXPENSE. Interest expense for the year ended May 31, 1999 was $0.8 million compared to $0.6 million for fiscal 1998. The increase in interest expense is primarily attributable to higher average outstanding debt balances subsequent to the funding of new borrowing facilities in October 1998 and a $75,000 loan prepayment fee incurred to extinguish the previous loan facility (see note 7 to the consolidated financial statements).

TERMINATED MERGER EXPENSES. As discussed in note 6 to the consolidated financial statements, the Company incurred professional fees of $1.0 million during the year ended May 31, 1999 related to a terminated merger agreement with Coyote Sports, Inc. (the "RP-Coyote Merger"). These expenses represent costs incurred for due diligence, negotiation of agreements, and preparation of a registration statement for the contemplated merger.

OTHER INCOME. Other income for the year ended May 31, 1999 was $243,000, compared to $168,000 during fiscal 1998. These amounts include interest income of $154,000 and $168,000 from the RG equipment capital lease with Acushnet during fiscal 1999 and 1998, respectively. The equipment capital lease with Acushnet was terminated in May 1999 and, therefore, RG will not recognize any related interest income in future periods. Additional income during fiscal 1999 primarily represents FMP royalty fees from new contracts which license certain technology and products.

PROVISION FOR INCOME TAXES. Provisions of $0.8 million and $28,000 were recorded for taxes on income from continuing operations during the years ended May 31, 1999 and 1998, respectively. During fiscal 1999, the Company utilized approximately $0.9 million of NOL's established prior to the FMP-RG Merger ("Pre-Merger NOL's") and also determined that approximately $1.0 million of Pre-Merger NOL's were realizable. As such, the Company reduced the valuation allowance on its deferred income tax assets by an aggregate of $0.7 million (see notes 2 and 10 to the consolidated financial statements). The effective tax rate for the year is a result of the effect of nondeductible goodwill amortization and an increase in the valuation allowance due to the inability to carryback RG losses to periods prior to the FMP-RG Merger.

DISCONTINUED OPERATIONS. As discussed in note 3 to the consolidated financial statements, the Company disposed of the operating assets of Roxxi in March 1999. A loss of $0.8 million was recorded on this sale, net of a tax benefit of $0.4 million, reflecting a write-down of the excess book value of assets sold over the cash received. Losses from the operations of Roxxi for the years ended May 31, 1999 and 1998 were $0.4 million and $0.5 million, respectively. Fiscal 1999 Roxxi operating losses are net of an income tax benefit of $0.2 million whereas no income tax benefit was provided for the fiscal 1998 operating losses due to the inability to utilize NOL's.

LIQUIDITY AND CAPITAL RESOURCES. At May 31, 1999, RP had working capital of $5.8 million and a current ratio of 2.2 to 1 as compared to working capital of $0.4 million and a current ratio of 1.05 to 1 at May 31, 1998. The increase in working capital is a result of the cash received in May 1999 from the Acushnet contract termination and presentation of FMP's line-of-credit as a long term liability at May 31, 1999 due to the October 1998 refinancing described below.

In October 1998, RG amended and restated its existing credit facility consisting of a term loan and a revolving line-of-credit. The amendment resulted in the funding of a new term loan of $840,000 which is due in monthly principal installments of $28,000 through and until October 1, 1999 and $10,500 monthly thereafter, until its maturity in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. As of May 31, 1999, RG had no advances outstanding under its revolving line-of-credit and $309,000 available for additional borrowings. The line-of-credit expires in September 2001.

In October  1998,  FMP  entered  into a new  credit  facility  with RG's  lender consisting of a term loan and a revolving line-of-credit and paid off all existing loans to FMP's previous lender. In connection with the repayment of the amounts outstanding under the old FMP credit facility, FMP incurred a $75,000 prepayment penalty which is reflected as a component of interest expense in fiscal 1999. The term loan of $4.3 million is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly thereafter, until the maturity of the loan in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. As of May 31, 1999, FMP had $3,103,000 outstanding under its revolving line-of-credit and $732,000 available for additional borrowings. The line-of-credit expires in September 2001.

Effective January 1, 1999, borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (7.75% at May 31, 1999) plus 1.75% and 1.25%, respectively, and are secured by substantially all of the Company's assets.

The FMP and RG credit facilities contain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. Primarily as a result of RP-Coyote merger costs and a provision for the loss on the sale of Roxxi, the Company violated certain covenants during the quarter ended February 28, 1999. The lender has waived the violation of these covenants. In connection with granting the waivers, the Company's lender increased the Company's borrowing rate by 1% per annum effective January 1, 1999 and modified its covenants for the remainder of the fiscal year ending May 31, 1999. The Company was in compliance with its loan covenants, as amended, at May 31, 1999.

The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months.

During the year ended May 31, 1999, net cash provided by operating activities was $0.3 million which primarily resulted from net income from continuing operations of $0.3 million including depreciation and amortization of $0.9 million and terminated merger expenses of $1.0 million. Cash used for operating activities included a cash loss from discontinued operations of $0.3 million and increases in inventories and accounts receivable of $1.0 million and $0.6 million, respectively.

Net cash provided by investing activities for the year ended May 31, 1999 was $0.1 million. Payments received during the year include $1.5 million from the termination of the Acushnet contract, $0.2 million from the Acushnet capital lease and $0.3 million from the sale of the operating assets of Roxxi. The Company used $0.9 million to purchase property, plant and equipment and incurred $1.0 million of terminated merger expenses during the year.

The Company estimates that capital expenditures for the fiscal year ended May 31, 2000 will be approximately $1.4 million including $650,000 to complete the upgrade of FMP's wastewater treatment facilities (see note 16 to consolidated financial statements). The Company incurred and expended $250,000 during the fiscal year ended May 31, 1999 related to the wastewater treatment facility. To finance a portion of the estimated $900,000 total cost of this project, the Company has received a funding commitment of $750,000 which can be disbursed upon the completion of the facility and approval by the Connecticut Department of Environmental Protection.

Net cash used in financing activities for the year ended May 31, 1999, was $0.3 million resulting from repayments of long term debt of $5.1 million and net repayments under lines of credit of $0.4 million, partially offset by proceeds from issuance of long term debt totaling $5.1 million.

YEAR 2000 ASSESSMENT. The following Year 2000 discussion contains various forward-looking statements that represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believe," "expects," "estimates" and other similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it and its significant distributors, customers and suppliers will complete the implementation and compliance phases of the Year 2000 Plan, as well as its Year 2000 contingency plans; and the Company's belief that its internal systems and equipment are Year 2000 compliant. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and rectify all date sensitive lines of code or to replace embedded chips in affected systems or equipment; unanticipated delays or expenses related to correction of the problems; and the actions of independent third-parties with respect to Year 2000 problems. The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

The Company believes that its critical internal systems including versions of Macola, ADP, Oracle, Microsoft Exchange, Microsoft Office 97, Microsoft Windows NT, Microsoft Windows 9x, and Microsoft SQL Server products are Year 2000 compliant. In addition, the Company tracks the version and updates available for these products to ensure Year 2000 compliance.

The Company has completed a comprehensive evaluation of its internal systems and equipment that addresses both information technology systems ("IT," i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems) including hardware, software and firmware. In addition, the Company has completed the upgrade of certain critical systems to meet Year 2000 requirements. During the previous two-year period, the Company has expended approximately $100,000 to purchase and install new computer hardware and software resulting in all Company hardware and software being Year 2000 compliant. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $20,000. The Company believes that any future internal Year 2000 costs will be immaterial.

Due to the Company's extensive internal Year 2000 analysis and subsequent completion of the Year 2000 project, the Company has determined that an internal contingency plan is unnecessary. The Company has completed a review of its significant suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. All significant suppliers and utilities have indicated that their products and company are Year 2000 compliant. The primary supplier of the Company's golf club grips recently completed a conversion of its accounting system and has indicated that their operations, products and services they provide are now Year 2000 compliant.

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

BUSINESS ENVIRONMENT AND FUTURE RESULTS.

RELIANCE ON THIRD PARTY SUPPLIERS. RG currently purchases the majority of its supply of non-cord grips from Acushnet under a manufacturing and supply agreement and a capital lease agreement. At the inception of these agreements beginning in December 1996, Acushnet experienced delays and quality problems in the production of grips, which adversely affected RG's customer relationships and results of operations.

In May 1999, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and the capital lease agreement (the "Termination Agreement"). As a result in May 1999, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet to be applied against current and future amounts owed to Acushnet for the production of grips. As of May 31, 1999, $283,000 of the purchase credits had been utilized and the remaining $717,000 is included in other current assets in the accompanying consolidated balance sheet.

In connection with the Termination Agreement, RG will receive the manufacturing equipment which was leased to Acushnet and Acushnet's obligation to make
additional  payments  to  RG  under  the  capital  lease  was  terminated.   The
outstanding balance of RG's capital lease receivable from Acushnet was approximately $2.6 million at the contract termination date. Pursuant to the Termination Agreement, Acushnet is obligated to continue producing grips through January 2000 and to pay up to $100,000 for shipping and installing the manufacturing equipment at a new location. The Company estimates that the manufacturing equipment which will be returned to them has a net realizable value of approximately $1.0 million. Accordingly, RG recognized an aggregate gain of $865,000 during the fiscal year ended May 31, 1999 as a result of the Termination Agreement.

The Company believes that it can obtain a sufficient supply of grips from Acushnet and other existing vendors to satisfy customer demand during the fiscal year ended May 31, 2000. Included in finished goods inventories at May 31, 1999 are grips of approximately $603,000 located at Acushnet. The Company is currently in discussions with certain grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. However, there can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet, or at all. In addition, there can be no assurances that a transition to a new supplier will not result in production delays, or the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

DISCONTINUED OPERATIONS. During March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its headwear manufacturing equipment, headwear inventory and raw materials to another company for $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company.

The Company recorded a loss on disposal of assets of Roxxi of $828,000, net of a tax benefit of $386,000. This expense represents a $1,059,000 write-down of the excess of the carrying value of inventory and fixed assets over the cash received and $155,000 for estimated transaction costs and estimated operating expenses to be incurred during the phase-out period of this business segment. The Company will account for royalty fees as income is earned in future periods.

If the buyers generate net headwear sales of $3.0 million per year, as Roxxi did during the twelve months ended February 28, 1999, the Company would be entitled to receive royalty revenue of approximately $0.5 million in each of the next two fiscal years under these contracts. However, there can be no assurance that the two buyers will be able to achieve these sales amounts or any sales amounts in the future. Royalties to be received by the Company are contingent on the business operations of the two buyers over which the Company has no influence or control.

ITEM 7. FINANCIAL STATEMENTS.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of

     Royal Precision, Inc.:

We have audited the accompanying consolidated balance sheet of Royal Precision, Inc. (a Delaware corporation) and subsidiaries as of May 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Precision, Inc. and subsidiaries as of May 31, 1999, and the results of their operations and their cash flows for the years ended May 31, 1999 and 1998 in conformity with generally accepted accounting principles.


Hartford, Connecticut
August 16, 1999

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS OF MAY 31, 1999

                             (dollars in thousands)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $    184
  Accounts receivable, net of allowance
    for doubtful accounts of $433                                         4,617
  Inventories                                                             4,514
  Other current assets                                                      783
  Deferred income taxes                                                     647
                                                                       --------
        Total current assets                                             10,745
                                                                       --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                      123
  Furniture, fixtures and office equipment                                  499
  Buildings and improvements                                                670
  Machinery and equipment                                                 4,144
  Construction in progress                                                  402
                                                                       --------
                                                                          5,838
  Less - Accumulated depreciation                                          (929)
                                                                       --------
                                                                          4,909
                                                                       --------
GOODWILL, net                                                             8,857
                                                                       --------
DEFERRED INCOME TAXES                                                        70
                                                                       --------
OTHER ASSETS                                                                 29
                                                                       --------
        Total assets                                                   $ 24,610
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
    lease obligations                                                  $  1,203
  Accounts payable                                                        1,839
  Accrued salaries and benefits                                             595
  Accrued pension liability                                                 251
  Other accrued expenses                                                  1,079
                                                                       --------
        Total current liabilities                                         4,967

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current portion included above                                     6,191
                                                                       --------
        Total liabilities                                                11,158
                                                                       --------
COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 8 and 16)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000
    shares authorized; no shares issued                                      --
  Common stock, $.001 par value; 50,000,000
    shares authorized; 5,667,375 shares issued
    and outstanding                                                           6
  Additional paid-in capital                                             13,897
  Accumulated deficit                                                      (404)
  Accumulated other comprehensive loss                                      (47)
                                                                       --------
        Total stockholders' equity                                       13,452
                                                                       --------
        Total liabilities and stockholders'
          equity                                                       $ 24,610
                                                                       ========

                     The accompanying notes are an integral
                 part of this consolidated financial statement.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998

                      (in thousands, except per share data)


                                                           1999          1998
                                                         --------      --------
NET SALES:
  Golf club shafts                                       $ 19,075      $ 21,023
  Golf club grips                                           4,144         3,699
                                                         --------      --------
                                                           23,219        24,722
                                                         --------      --------
COST OF SALES:
  Golf club shafts                                         12,710        14,683
  Golf club grips                                           2,318         1,805
                                                         --------      --------
                                                           15,028        16,488
                                                         --------      --------
        Gross profit                                        8,191         8,234

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                6,450         6,659

NONRECURRING MERGER RELATED EXPENSES                           --           842

GAIN ON TERMINATION OF MANUFACTURING
  SUPPLY CONTRACT                                            (865)           --
                                                         --------      --------
        Operating income                                    2,606           733

INTEREST EXPENSE                                              794           605

TERMINATED MERGER EXPENSES                                    975            --

OTHER INCOME                                                 (243)         (168)
                                                         --------      --------
        Income from continuing operations
          before provision for income taxes                 1,080           296

PROVISION FOR INCOME TAXES                                    804            28
                                                         --------      --------
        Income from continuing operations                     276           268
                                                         --------      --------
DISCONTINUED OPERATIONS:
  Loss from operations of Roxxi, Inc., net of
    tax benefit of $164 and $0, respectively                  352           531
  Loss on disposal of assets of Roxxi, Inc.,
    net of tax benefit of $386                                828            --
                                                         --------      --------
        Loss from discontinued operations                   1,180           531
                                                         --------      --------
        Net loss                                         $   (904)     $   (263)
                                                         ========      ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                      $   0.05      $   0.05
                                                         --------      --------
  Loss from operations of Roxxi, Inc.                       (0.06)        (0.10)
  Loss on disposal of assets of Roxxi, Inc.                 (0.15)           --
                                                         --------      --------
  Loss from discontinued operations                         (0.21)        (0.10)
                                                         --------      --------
  Net loss                                               $  (0.16)     $  (0.05)
                                                         ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998

                                 (in thousands)

                                                                          Retained     Accumulated
                                           Common Stock      Additional   Earnings       Other
                                        -------------------   Paid-In   (Accumulated  Comprehensive           Comprehensive
                                         Shares     Amount    Capital      Deficit)       Loss       Total        Loss
                                        --------   --------   --------    --------      --------    --------    --------
Balance, June 1, 1997                      4,175   $      4   $  1,421    $    763      $     --    $  2,188

Issuance of common stock and stock
  options in connection with merger,
  net (Note 1)                             1,371          2     12,385          --            --      12,387

Exercise of common stock options and
  warrants                                    56         --         15          --            --          15

Net loss                                      --         --         --        (263)           --        (263)   $   (263)
                                                                                                                --------
Comprehensive loss                            --         --         --          --            --          --    $   (263)
                                        --------   --------   --------    --------      --------    --------    ========
Balance, May 31, 1998                      5,602          6     13,821         500            --      14,327

Exercise of common stock options              65         --         16          --            --          16

Tax benefit from exercise of common
  stock options                               --         --         45          --            --          45

Compensation expense related to grant
  of stock options                            --         --         15          --            --          15

Minimum pension liability adjustment,
  net of tax benefit of $31                   --         --         --          --           (47)        (47)   $    (47)

Net loss                                      --         --         --        (904)           --        (904)       (904)
                                                                                                                --------
Comprehensive loss                            --         --         --          --            --          --    $   (951)
                                        --------   --------   --------    --------      --------    --------    ========
Balance, May 31, 1999                      5,667   $      6   $ 13,897    $   (404)     $    (47)   $ 13,452
                                        ========   ========   ========    ========      ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998

                                 (in thousands)


                                                              1999       1998
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                         $    276   $    268
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating
    activities:
      Cash loss from discontinued operations                    (299)      (290)
      Gain on termination of manufacturing supply contract      (865)        --
      Depreciation and amortization                              939        749
      Terminated merger expenses                                 975         --
      Loss on writeoff of fixed assets                            --        360
      Deferred income taxes                                      779          7
      Changes in operating assets and liabilities -
        Accounts receivable, net                                (575)       509
        Inventories                                             (970)      (130)
        Other assets                                             (19)        57
        Accounts payable and accrued expenses                    102       (650)
        Supply agreement credits                                  --       (472)
                                                            --------   --------
          Net cash provided by operating activities              343        408
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from net investment in capital lease                  198        148
  Payments from termination of manufacturing
    supply contract                                            1,500         --
  Proceeds from sale of assets of discontinued operations        300         --
  Proceeds from sale of fixed assets                              --         49
  Cash acquired from Royal Grip, Inc.                             --         18
  Purchases of equipment, net                                   (940)    (1,038)
  Merger expenses                                               (975)    (1,031)
                                                            --------   --------
          Net cash provided by (used in)
            investing activities                                  83     (1,854)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock
    options and warrants                                          16         15
  Proceeds from issuance of long-term debt                     5,140      1,600
 (Repayments) borrowings under lines-of-credit, net             (359)     1,438
  Repayments of long-term debt and
    capital lease obligations                                 (5,067)    (1,607)
                                                            --------   --------
          Net cash (used in) provided by
            financing activities                                (270)     1,446
                                                            --------   --------
INCREASE IN CASH                                                 156         --

CASH, beginning of year                                           28         28
                                                            --------   --------
CASH, end of year                                           $    184   $     28
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $    870   $    687
                                                            ========   ========
    Income taxes                                            $     40   $     61
                                                            ========   ========
  Non-cash transactions:
    Loss on disposal of assets of discontinued operations   $    828   $     --
                                                            ========   ========
    Reduction in goodwill due to utilization of
      pre-merger net operating loss carryforwards
      and reversal of valuation allowance on
      pre-merger deferred income tax assets                 $    650   $     --
                                                            ========   ========
    Issuance of common stock options and warrants
      in connection with FMP-RG Merger                      $     --   $ 12,995
                                                            ========   ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS:

     ORGANIZATION -

     The accompanying consolidated financial statements include Royal Precision, Inc. (formerly FM Precision Golf Corp.) and its three wholly-owned subsidiaries (collectively, "RP" or the "Company"), FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company. As discussed in Note 3, the Company disposed of the operating assets of Royal Grip Headwear Company (formerly known as Roxxi, Inc., "Roxxi") in March 1999.

     Results of operations for RG are included in RP's consolidated statements of operations since August 29, 1997, the effective date of the business combination described below. Results of operations for Roxxi are reflected as discontinued operations for all periods presented.

     BUSINESS -

     RP is a holding company which carries on its business operations through its subsidiaries. FMP is a manufacturer and distributor of golf club shafts which are sold to original equipment manufacturers and to distributors and retailers for use in the replacement market. RG designs and distributes golf club grips. RP's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, the United Kingdom and Canada (See Note 12).

     ACQUISITION -

     On May 14, 1997, RP entered into an Agreement and Plan of Merger with RG. Under the terms of the Merger agreement, effective August 29, 1997, FMPSUB, Inc. (a wholly-owned subsidiary of RP created for such purpose) merged with and into RG (the "FMP-RG Merger"). RG was the surviving corporation and became a wholly-owned subsidiary of RP.

     In the FMP-RG Merger, each outstanding share of RG common stock was converted into one-half share of RP common stock. As a result of the FMP-RG Merger, the pre-merger stockholders and option and warrant holders of RG owned or had the right to acquire an aggregate of 30% of RP's common stock on a fully diluted basis.

     The aggregate purchase price of $13,883,122 represents the sum of (i) the fair value of the 1,371,058 shares of RP common stock issued in exchange for 2,742,116 of the shares of RG common stock outstanding as of the merger date at $3.925 per share (the average closing bid price of RG common stock (pre-conversion) for the period from two days before until the two days after the announcement of the merger terms) of $10,763,000, (ii) cash of $122 paid to RG stockholders in lieu of 31 fractional shares, (iii) the fair value of the options and warrants to purchase 982,250 shares of RG common stock outstanding as of the merger date (which were converted into options and warrants to purchase 491,125 shares of RP common stock in connection with the merger) of $2,232,000, which amount was determined using the Black Scholes Valuation Model, and (iv) RP Merger expenses of

     $888,000 (RG's merger costs of approximately $637,000 were expensed and RG's registration statement costs of approximately $143,000 were charged to stockholders' equity by RG prior to the acquisition). RP also incurred expenses of $608,000 associated with the registration statement which were charged to stockholders' equity.

     The FMP-RG Merger was accounted for as a purchase and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed as follows (in thousands):

          Cash                                                          $    18
          Accounts receivable                                             1,293
          Inventories                                                       710
          Net investment in capital lease                                 2,981
          Prepaid expenses and other current assets                          68
          Property and equipment                                          1,670
          Goodwill                                                       10,418
          Accounts payable and accrued expenses                          (1,501)
          Supply agreement credits                                         (472)
          Debt and capital lease obligations                             (1,166)
          Other, net                                                       (136)
                                                                        -------
                                                                        $13,883
                                                                        =======

     In connection with the FMP-RG Merger, RG issued warrants to purchase 50,000 shares of RG common stock to an investment banker. Such warrants are included in the 982,250 RG options and warrants outstanding as of the Merger date referred to above. The warrants were exercisable at a price of $.02 per share. Such warrants were exercised in September 1997 for $1,000.

     RP recorded a charge of $842,000 during the year ended May 31, 1998 for nonrecurring merger related expenses related to the FMP-RG Merger. The components of this expense are $348,000 related to a computer software installation that was abandoned as a result of the FMP-RG Merger, $100,000 related to certain headwear related contracts, $150,000 of relocation expenses and $244,000 of severance as a result of organizational changes in connection with the FMP-RG Merger.

     The unaudited pro forma consolidated statement of continuing operations for the year ended May 31, 1998 as though the FMP-RG Merger had been consummated at the beginning of the period is as follows (in thousands, except per share data):

     Net sales                                                          $26,707
     Income from continuing operations                                  $   898
     Basic and diluted income per share                                 $  0.16
     Weighted average shares outstanding                                  5,589

     The pro forma amounts above reflect annual goodwill amortization of $521,000, the elimination of nonrecurring merger related expenses of
     $842,000 (included in the accompanying consolidated statement of operations) and $637,000 (which amount was expensed by RG prior to the FMP-RG Merger) and the issuance of 1,371,058 shares of common stock in connection with the FMP-RG Merger.

     DEPENDENCE ON "RIFLE" SHAFT SALES -

     Sales of the "Rifle" shaft which has a higher margin than other shaft products were $13.1 million and $9.8 million for the years ended May 31, 1999 and 1998, respectively. While management believes that demand for the "Rifle" shaft should remain high for the next several years, there can be no assurance that sales of the "Rifle" shaft will continue to grow or that the product will retain its profitability. If sales or profitability of the "Rifle" shaft decrease without RP's introduction of new profitable products, RP's overall financial performance would be materially adversely affected.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION -

     All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements such as the estimate for impairment of long-lived assets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES -

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT -

     Property, plant and equipment are carried at acquired cost. Major additions and betterments are capitalized, while replacements, maintenance and repairs which do not extend the useful lives of the assets are charged to operations as incurred. Upon the disposition of property, plant and equipment, any resulting gain or loss is recognized in income.

     Depreciation of plant and equipment is provided for, commencing when such assets become operational, using the straight-line basis over the following estimated useful lives:

                                                                    Useful Lives
                                                                    ------------
          Buildings and improvements                                 27.5 years
          Machinery and equipment                                    3-12 years
          Furniture, fixtures and office equipment                   3-10 years

     GOODWILL -

     Goodwill of  $10,418,000,  which  resulted from the FMP-RG merger (see Note
     1), is being amortized over 20 years. At May 31, 1999, accumulated amortization of goodwill was $911,000. As of May 31, 1999, the Company reduced the carrying value of goodwill by $320,000 due to the utilization of pre-merger NOL carryforwards to offset fiscal 1999 taxable income. In addition, the Company reduced its goodwill by an additional $330,000 as of May 31, 1999 due to the reversal of a portion of the valuation allowance on RG pre-merger deferred tax assets (see Note 10).

     RP evaluates the goodwill asset for impairment by reviewing the estimated future cash flows of the acquired operations on a quarterly basis. As of May 31, 1999, the Company believes no impairment exists.

     LONG-LIVED ASSETS -

     The Company reviews long-lived assets and certain identifiable intangible assets to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the undiscounted future cash flows, excluding interest costs, exceed the carrying value of the related assets.

     INCOME TAXES -

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and tax net operating loss carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

     STOCK-BASED COMPENSATION -

     The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock Based Compensation".

     REVENUE RECOGNITION -

     Revenue is recorded upon the passage of title to the customers which generally occurs upon shipment.

     RESEARCH AND DEVELOPMENT -

     RP expenses costs of research and development as incurred. Research and development expense was approximately $186,000 and $157,000 for the years ended May 31, 1999 and 1998, respectively.

     ADVERTISING -

     RP expenses advertising costs as incurred.

     NET EARNINGS (LOSS) PER SHARE -

     The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share," and Staff Accounting Bulletin No. 98. Basic earnings (loss) per share are based on the average number of common shares outstanding during the year. Diluted earnings (loss) per share assumes, in addition to the above, a dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options using the treasury stock method. The number of shares used in computing income from continuing operations per share for fiscal 1999 and 1998 were as follows (in thousands):

                                                                1999      1998
                                                               ------    ------
          Basic:
            Average common shares outstanding                   5,650     5,246

          Diluted:
            Dilutive effect of stock options                      139       162
                                                               ------    ------
            Average common shares outstanding                   5,789     5,408
                                                               ======    ======

     For the years ended May 31, 1999 and 1998, options to purchase 147,000 and 437,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of RP's common stock. As of May 31, 1999 and 1998, basic and diluted average common shares outstanding for discontinued operations were 5,650,000 and 5,246,000, respectively.

     Basic and diluted earnings (loss) per share were the same for the years ended May 31, 1999 and 1998.

     COMPREHENSIVE INCOME -

     Under SFAS No. 130, "Reporting Comprehensive Income," the Company is required to report comprehensive income (loss) and its components in its consolidated financial statements in addition to net income (loss). Comprehensive loss is included in the accompanying consolidated statements of stockholders' equity.

     RECLASSIFICATIONS -

     Certain prior year balances have been reclassified to conform with the current year presentation.

     NEW ACCOUNTING PRONOUNCEMENT -

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No. 133 during the year ended May 31, 2001. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133.

3.   DISCONTINUED OPERATIONS:

     In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its headwear manufacturing equipment, headwear inventory and raw materials to another company for

     $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company.

     The Company recorded a loss on disposal of assets of Roxxi of $828,000, net of a tax benefit of $386,000. The expense represents a $1,059,000 write-down of the excess of the carrying value of inventory and fixed assets over the cash received and $155,000 for estimated transaction costs and estimated operating expenses to be incurred during the phase-out period of this business segment. The Company will account for royalty fees as income is earned in future periods.

     Selected financial data for the discontinued operations is as follows for the years ended May 31, 1999 and 1998 (in thousands):

                                                              1999        1998
                                                             ------      ------
          Net sales                                          $2,381      $2,899
                                                             ======      ======
          Loss from operations before income taxes           $ (516)     $ (531)
          Income tax benefit                                    164          --
                                                             ------      ------
          Loss from operations                               $ (352)     $ (531)
                                                             ======      ======
          Depreciation                                       $  217      $  241
                                                             ======      ======

     As of May 31, 1999, the remaining assets and liabilities of Roxxi include net accounts receivable of $162,000 and accounts payable and accrued expenses totaling $152,000, which are reflected as such in the accompanying consolidated balance sheet.

4.   INVENTORIES:

     Inventories as of May 31, 1999 consisted of the following (in thousands):

          Raw materials                                                  $  471
          Work-in-process                                                 1,566
          Finished goods                                                  2,477
                                                                         ------
                                                                         $4,514
                                                                         ======

5.   TERMINATION OF MANUFACTURING SUPPLY CONTRACT:

     In December 1996, RG and Acushnet Rubber Company ("Acushnet") entered into a manufacturing and supply agreement whereby RG outsourced the manufacturing of its golf club grips to Acushnet. Additionally, the two parties entered into a capital lease agreement resulting in the transfer of RG's manufacturing equipment to Acushnet under a capital lease.

     During the first calendar quarter of 1997, Acushnet experienced startup delays in the production of grips and was unable to satisfy its obligation under the contracts. In light of these difficulties, RG and Acushnet renegotiated their manufacturing and supply agreement, and Acushnet provided RG with purchase credits totaling $472,000 to be applied against current and future amounts owed to Acushnet for the production of grips. RP recorded $472,000 during the year ended May 31, 1998 as a reduction in golf club grips cost of sales when these credits were not earned back by Acushnet under certain provisions of the amended contract.

     In May 1999, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and the capital lease agreement (the "Termination Agreement"). As a result in May 1999, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet to be applied against current and future amounts owed to Acushnet for the production of grips. As of May 31, 1999, $283,000 of the purchase credits had been utilized and the remaining $717,000 is included in other current assets in the accompanying consolidated balance sheet.

     In connection with the Termination Agreement, RG will receive the manufacturing equipment which was leased to Acushnet and Acushnet's obligation to make additional payments to RG under the capital lease was terminated. The outstanding balance of RG's capital lease receivable from Acushnet was approximately $2.6 million at the contract termination date. Pursuant to the Termination Agreement, Acushnet is obligated to continue producing grips through January 2000 and to pay up to $100,000 for shipping and installing the manufacturing equipment at a new location. The Company estimates that the manufacturing equipment which will be returned to them has a net realizable value of approximately $1.0 million. Accordingly, RG recognized an aggregate gain of $865,000 during the fiscal year ended May 31, 1999 as a result of the Termination Agreement.

     RG currently purchases the majority of its supply of non-cord grips from Acushnet and has no immediate replacement supply source. The Company believes that it can obtain a sufficient supply of grips from Acushnet and other existing vendors to satisfy customer demand during the fiscal year ended May 31, 2000. Included in finished goods inventories at May 31, 1999 are grips of approximately $603,000 located at Acushnet. The Company is currently in discussions with certain grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to a new supplier will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

6.   TERMINATED MERGER AGREEMENT:

     In February 1999, the Company and Coyote Sports, Inc. ("Coyote") entered into a merger agreement pursuant to which RP would become a wholly-owned subsidiary of Coyote (the "RP-Coyote Merger"). In June 1999, the RP-Coyote Merger agreement was terminated at the request of the Company due to a material change in the business of Coyote resulting in an inability to obtain suitable long-term financing. The Company incurred professional fees of $975,000 related to the RP-Coyote Merger which have been reflected as terminated merger expenses in the accompanying consolidated statement of operations for the year ended May 31, 1999.

7.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

     In October 1998, RG amended and restated its existing credit facility consisting of a term loan and a revolving line-of-credit. The amendment resulted in the funding of a new term loan of $840,000 which is due in monthly principal installments of $28,000 through and until October 1, 1999 and $10,500 monthly thereafter, until its maturity in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. As of May 31, 1999, RG had no advances outstanding under its revolving line-of-credit and $309,000 available for additional borrowings. The line-of-credit expires in September 2001.

     In October 1998, FMP entered into a new credit facility with RG's lender consisting of a term loan and a revolving line-of-credit and paid off all existing loans to FMP's previous lender. In connection with the repayment of the amounts outstanding under the old FMP credit facility, FMP incurred a $75,000 prepayment penalty which is reflected as a component of interest expense in fiscal 1999. The term loan of $4.3 million is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly thereafter, until the maturity of the loan in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. As of May 31, 1999, FMP had $3,103,000 outstanding under its revolving line-of-credit and $732,000 available for additional borrowings. The line-of-credit expires in September 2001.

     Effective January 1, 1999, borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (7.75% at May 31, 1999) plus 1.75% and 1.25%, respectively, and are secured by substantially all of the Company's assets.

     The FMP and RG credit facilities contain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. Primarily as a result of RP-Coyote merger costs and a provision for the loss on the sale of Roxxi, the Company violated certain covenants during the quarter ended February 28, 1999. The lender has waived the violation of these covenants. In connection with granting the waivers, the Company's lender increased the Company's borrowing rate by 1% per annum effective January 1, 1999 and modified its covenants for the remainder of the fiscal year ending May 31, 1999. The Company was in compliance with its loan covenants, as amended, at May 31, 1999.

     Total indebtedness of the Company as of May 31, 1999 consisted of the following (in thousands):

          FMP:
            Line-of-credit                                               $3,103
            Term loan                                                     3,607

          RG term loan                                                      644

          Capital lease obligations                                          40
                                                                         ------
                                                                          7,394
          Less - Current portion                                         (1,203)
                                                                         ------
              Total long-term debt and capital lease obligations         $6,191
                                                                         ======

     Scheduled maturities of the Company's indebtedness at May 31, 1999 are as follows (in thousands):

          Years Ending
             May 31,
          ------------
              2000                                                       $1,203
              2001                                                          906
              2002                                                        5,285
                                                                         ------
                                                                         $7,394
                                                                         ======

     As of May 31, 1999, the carrying value of the line-of-credit and term loans approximated their fair market value since the obligations bear interest at a variable rate of interest.

8.   LEASES:

     RP  leases  its  corporate  offices  and  various  office  equipment  under
     operating  lease  agreements.   Minimum  annual  rental  commitments  under
     noncancelable leases are as follows (in thousands):

          Years Ending
             May 31,
          ------------
              2000                                                       $  206
              2001                                                          201
                                                                         ------
                                                                         $  407
                                                                         ======

     Rental expense under operating leases totaled approximately $256,000 and $204,000 for the years ended May 31, 1999 and 1998, respectively.

9.   STOCK OPTION PLANS:

     In connection with the FMP-RG Merger, options to purchase 41 shares of FM Precision Golf Corp. common stock outstanding as of the FMP-RG Merger date were converted into options to purchase 169,761 shares of RP common stock. As of May 31, 1999, 101,328 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding.

     In connection with the FMP-RG Merger, options and warrants to purchase 982,250 shares of RG common stock outstanding as of the FMP-RG Merger date were converted into options and warrants to purchase 491,125 shares of RP common stock. As of May 31, 1999, 269,876 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding.

     In October 1997, the Company adopted the Royal Precision, Inc. Stock Option Plan (the "RP Plan"). The RP Plan is administered by the Board of Directors and provides for the granting of nonqualified or incentive stock options to certain employees, consultants and directors. As of May 31, 1999, 103,230 shares of common stock are reserved for issuance upon the exercise of options outstanding under the RP Plan. As of May 31, 1999, an additional 646,770 shares of common stock are reserved for options not yet granted under the RP Plan.

     Stock option and warrant activity is as follows:

                                                                    Weighted-
                                                                     Average
                                                       Shares     Exercise Price
                                                       ------     --------------
     Outstanding at May 31, 1997                       169,761       $   0.24
       Converted from RG options and warrants
         in connection with FMP-RG merger              491,125           7.53
       Granted                                         250,000           6.75
       Exercised                                       (55,255)          0.28
       Cancelled                                      (250,000)          6.75
       Expired                                          (1,875)         13.00
                                                      --------
     Outstanding at May 31, 1998                       603,756           6.13
       Granted                                         282,313           3.25
       Exercised                                       (65,678)          0.24
       Cancelled                                      (324,832)          7.31
       Expired                                         (21,125)         19.15
                                                      --------
     Outstanding at May 31, 1999                       474,434       $   3.73
                                                      ========       ========

     A summary of information about stock options outstanding at May 31, 1999 is as follows:

                              Options Outstanding                Options Exercisable
                     --------------------------------------   -------------------------
                                       Weighted-
                                        Average    Weighted-                   Weighted-
        Range of         Number        Remaining    Average       Number        Average
        Exercise       Outstanding    Contractual  Exercise     Exercisable    Exercise
         Prices      at May 31, 1999     Life        Price    at May 31, 1999    Price
     --------------  ---------------  -----------  --------   ---------------  --------
          $0.24          101,328       7.9 years    $ 0.24        101,328       $ 0.24
          $1.81           48,230       9.6 years    $ 1.81             --           --
      $3.19 - $6.00      292,376       5.8 years    $ 4.00        237,326       $ 3.83
     $8.00 - $24.50       32,500       3.9 years    $15.09         32,125       $15.16
                        --------                                 --------
                         474,434                                  370,779
                        ========                                 ========

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all of the options it has using the Black-Scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows for the year ended May 31, 1999:

          Risk free interest rate                                       5.8%
          Expected dividend yield                                       None
          Expected life                                                 7 years
          Expected volatility                                           83%

     The only options granted during the year ended May 31, 1998 were also cancelled. Since the Company accounts for cancellations on an actual basis for SFAS No. 123 disclosure purposes, the grant has no effect on net loss for the year ended May 31, 1998. Had compensation cost for the Company's stock plan been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been the following pro forma amounts for the year ended May 31, 1999 (in thousands, except per share data):

                                                                          1999
                                                                         ------
          Net loss:
            As reported                                                  $  904
            Pro forma                                                    $1,384

          Basic and diluted net loss per share:
            As reported                                                  $ 0.16
            Pro forma                                                    $ 0.24

     The resulting pro forma compensation cost may not be representative of that to be expected in future years because the pro forma amounts do not consider options granted prior to fiscal 1997 or in future years.

10.  INCOME TAXES:

     The components of the provision for income taxes from continuing operations are as follows for the years ended May 31, 1999 and 1998 (in thousands):

                                                              1999        1998
                                                              -----       -----
          Current                                             $  25       $  21
          Deferred                                              779           7
                                                              -----       -----
                                                              $ 804       $  28
                                                              =====       =====

     RP's effective income tax rate, as a percent of pretax income from continuing operations, differs from the statutory federal rate as follows for the years ended May 31, 1999 and 1998:

                                                              1999         1998
                                                              ----         ----
          Statutory federal income tax rate                     34%          34%
          State taxes, net of federal benefit                    -            7
          Nondeductible goodwill amortization                   16           53
          Change in valuation allowance                         28          (85)
          Other                                                 (4)           -
                                                              ----         ----
          Effective income tax rate                             74%           9%
                                                              ====         ====

     The components of deferred income tax assets (liabilities) as of May 31, 1999 are as follows (in thousands):

          Current asset (liability) -
            Financial reserves not currently
              deductible                                                 $1,518
            Other                                                          (210)
            Valuation allowance                                            (661)
                                                                         ------
                                                                            647
                                                                         ------
          Long-term asset (liability) -
            Tax effect of net operating loss
              carryforwards                                               1,900
            Book basis in excess of tax for
              property, plant and equipment                                (472)
            Compensation expense related to grant
              of stock options                                              262
            Other                                                           368
            Valuation allowance                                          (1,988)
                                                                         ------
                                                                             70
                                                                         ------
                                                                         $  717
                                                                         ======

     As of May 31, 1999, RP has federal and state net operating loss ("NOL") carryforwards of approximately $5.6 million of which $4.9 million relate to RG for periods prior to the FMP-RG Merger ("Pre-Merger NOL's"). Such Pre-Merger NOL's are available only to offset RG income after the FMP-RG Merger. Additionally, the use of such Pre-Merger NOL's is limited to $764,000 per annum under Section 382 of the Internal Revenue Code. As of May 31, 1999, $396,000 of Pre-Merger NOL's are available for usage under
     Section 382. The NOL's, if unused, expire in 2009 through 2019.

     As of May 31, 1998, a valuation allowance of $2,821,000 was recorded to fully offset NOL carryforwards and other net deferred tax assets as of such date, due to uncertainty of their realization. During fiscal 1999, the Company utilized approximately $942,000 of Pre-Merger NOL's and also determined that approximately $970,000 of Pre-Merger NOL's were realizable. As such, the Company reduced the valuation allowance by an aggregate of $650,000 (see Note 2). The effect of this benefit, as well as any future reductions in the valuation allowance related to the Pre-Merger NOL's, was recorded as a reduction of goodwill. During the year ended May 31, 1999, the Company also increased the valuation allowance on certain other deferred tax assets by approximately $478,000, resulting in a valuation allowance of $2,649,000 as of May 31, 1999.

11.  RELATED PARTY TRANSACTIONS:

     In connection with the RP-Coyote Merger (see Note 6) and the FMP-RG Merger (see Note 1), fees of approximately $85,000 and $607,000 were paid to related parties during the years ended May 31, 1999 and 1998, respectively.

     Professional and advisory fees and expense reimbursements of approximately $316,000 and $416,000 were paid to certain shareholders or their affiliates during the years ended May 31, 1999 and 1998, respectively.

12.  FOREIGN SALES:

     The Company has export sales to customers located primarily throughout Japan, Australia, the United Kingdom and Canada. Foreign sales were approximately 29% and 20% of the Company's sales for the years ended May 31, 1999 and 1998, respectively. The following table summarizes the Company's sales by major worldwide regions for the years ended May 31, 1999 and 1998 (in thousands):

                                                            1999         1998
                                                           -------      -------
          United States                                    $16,431      $19,777
          Japan                                              5,797        3,950
          Other                                                991          995
                                                           -------      -------
          Total                                            $23,219      $24,722
                                                           =======      =======

13.  BENEFIT PLANS:

     401(K) PLAN -

     The Company maintains a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Each year, eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 15% of compensation or the annual maximum contribution established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the defined contribution benefit plan. Employer contributions are discretionary and, to date, the Company has not contributed to the defined contribution benefit plan.

     PENSION PLAN -

     FMP maintains the FM Precision Golf Corp. Pension Plan for Represented Hourly Wage Employees (the "Union Plan") for the benefit of FMP's union employees. The Company contributes such amounts as are necessary on an actuarial basis to provide the Union Plan with assets sufficient to meet the benefits to be paid to participants. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     For the year ended May 31, 1999, the reconciliation of the projected benefit obligation was (in thousands):

     Beginning of year projected benefit obligation                       $ 181
     Service cost                                                            88
     Interest cost                                                           13
     Actuarial loss                                                         100
                                                                          -----
     End of year projected benefit obligation                             $ 382
                                                                          =====

     The reconciliation of the funded status of the Union Plan as of May 31, 1999 included the following components (in thousands):

     Projected benefit obligation                                         $ 382
     Plan assets at fair value                                              131
                                                                          -----
     Funded status (accrued benefit cost)                                  (251)
     Minimum pension liability adjustment                                    78
                                                                          -----
     Net amount recognized                                                 (173)
                                                                          =====

     The reconciliation of fair value of assets of the Union Plan as of May 31, 1999 was (in thousands):

     Beginning of year fair value of assets                               $ 120
     Actual return on plan assets                                            11
                                                                          -----
     End of year fair value of assets                                     $ 131
                                                                          =====

     The components of net pension cost for the years ended May 31, 1999 and 1998 were (in thousands):

                                                               1999       1998
                                                               -----      -----
     Service cost                                              $  88      $  85
     Interest cost                                                13          7
     Expected return on assets                                    (3)        10
                                                               -----      -----
     Net periodic pension cost                                 $  98      $ 102
                                                               =====      =====

     A summary of the Company's key actuarial assumptions as of May 31, 1999 and 1998 were as follows:

                                                               1999       1998
                                                               -----      -----
     Discount rate                                              6.75%      7.50%
     Expected long-term rate of return
       on assets                                                9.00%      9.00%

14.  INFORMATION ON SEGMENTS:

     The Company has two reportable segments in continuing operations: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment operating income or loss. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating officer as of May 31, 1999 (in thousands):

                                                     Year Ended May 31, 1999
                                                  -----------------------------
                                                    Golf      Golf
                                                   Shafts     Grips      Total
                                                  -------    -------    -------
     Net sales                                    $19,075    $ 4,144    $23,219
     Interest expense                                 708         86        794
     Depreciation and amortization                    288        651        939
     Operating income                               1,494      1,112      2,606
     Assets                                        11,815     10,070     21,885
     Capital expenditures                             789        151        940

     Total assets for reportable segments                               $21,885
     Assets of discontinued operations                                      162
     Elimination of investment in subsidiary                             (6,294)
     Goodwill not allocated to segments                                   8,857
                                                                        -------
     Consolidated total assets                                          $24,610
                                                                        =======

                                                     Year Ended May 31, 1998
                                                  -----------------------------
                                                    Golf      Golf
                                                   Shafts     Grips      Total
                                                  -------    -------    -------
     Net sales                                    $21,023    $ 3,699    $24,722
     Interest expense                                 573         32        605
     Depreciation and amortization                    215        534        749
     Operating income                                 294        439        733
     Assets                                         9,276     12,249     21,525
     Capital expenditures                             828        210      1,038

     Total assets for reportable segments                               $21,525
     Assets of discontinued operations                                    1,956
     Elimination of investment in subsidiary                             (7,623)
     Goodwill not allocated to segments                                  10,028
                                                                        -------
     Consolidated total assets                                          $25,886
                                                                        =======

15.  CONCENTRATION OF CREDIT RISK:

     RP is subject to a concentration of credit risk as a result of sales to its significant customers including its exclusive Japanese distributor and an original equipment manufacturer. These two largest customers each accounted for more than 10% and in the aggregate accounted for 40% and 31% of the Company's net sales for the years ended May 31, 1999 and 1998, respectively. To reduce its credit risk, RP requires letter of credit agreements from its Japanese distributor.

16.  COMMITMENTS AND CONTINGENCIES:

     The Company may be a party to various legal proceedings arising in the ordinary course of business. Management consults with legal counsel on all such matters and believes that none will have a material adverse effect on RP's financial condition or future operating results.

     The Company estimates that it will incur approximately $900,000 in capital expense to upgrade FMP's wastewater treatment facilities due to Environmental Protection Agency mandates on water quality adopted by the State of Connecticut. Of this amount, approximately $250,000 was incurred and expended during the fiscal year ended May 31, 1999. The Company has received a funding commitment of $750,000 to finance a portion of this project. These funds can be disbursed upon the completion of the facility and approval by the Connecticut Department of Environmental Protection.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Provided below is selected unaudited quarterly financial data for the fiscal years ended May 31, 1999 and 1998 (in thousands except per share data):

                                                               1999
                                     ----------------------------------------------------------
                                      First       Second      Third       Fourth        Total
                                     --------    --------    --------    --------      --------
     Net sales                       $  6,038    $  3,851    $  5,118    $  8,212      $ 23,219
                                     --------    --------    --------    --------      --------
     Income (loss) from continuing
       operations                         213        (112)       (812)        987           276

     Income (loss) from
       discontinued operations           (210)       (179)       (127)        164 (a)      (352)

     Loss on sale of discontinued
       operations                          --          --      (1,214)        386 (a)      (828)
                                     --------    --------    --------    --------      --------
     Net income (loss)               $      3    $   (291)   $ (2,153)   $  1,537      $   (904)
                                     ========    ========    ========    ========      ========
     Per share information:
       Basic and diluted -
         Income (loss) from
           continuing operations     $   0.04    $  (0.02)   $  (0.14)   $   0.17      $   0.05
                                     ========    ========    ========    ========      ========
         Net income (loss)           $   0.00    $  (0.05)   $  (0.38)   $   0.27      $  (0.16)
                                     ========    ========    ========    ========      ========

                                                               1998
                                     ----------------------------------------------------------
                                      First       Second      Third       Fourth        Total
                                     --------    --------    --------    --------      --------
     Net sales                       $  4,922    $  5,840    $  6,419    $  7,541      $ 24,722
                                     --------    --------    --------    --------      --------
     Income (loss) from continuing
       operations                          26          16        (164)        390           268

     Income (loss) from
       discontinued operations             --        (307)       (113)       (111)         (531)
                                     --------    --------    --------    --------      --------
     Net income (loss)               $     26    $   (291)   $   (277)   $    279      $   (263)
                                     ========    ========    ========    ========      ========
     Per share information:
       Basic and diluted -
         Income (loss) from
           continuing operations     $   0.01    $   0.00    $  (0.03)   $   0.07      $   0.05
                                     ========    ========    ========    ========      ========
         Net income (loss)           $   0.01    $  (0.05)   $  (0.05)   $   0.04      $  (0.05)
                                     ========    ========    ========    ========      ========

     (a) Represents tax benefits realized from discontinued operations which were not available prior to the fourth quarter of fiscal 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information regarding the Company's directors is set forth at "ELECTION OF DIRECTORS; Business Experience," in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") which information is incorporated herein by reference.

     The executive officers of the Company and their ages and positions are as follows:

           Name                    Age                   Position
----------------------------       ---       -----------------------------------
Thomas A. Schneider                39        President, Chief Operating Officer,
                                               Chief Financial Officer
Anthony Montgomery                 36        Executive Vice President,
                                               Sales and Marketing
Ronald L. Chalmers                 54        Executive Vice President,
                                               Administration/Manufacturing
Kevin Neill                        30        Vice President, Finance

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

     Anthony Montgomery was President of Montgomery & Assoc. from 1993 to 1995 and Vice President of Unique Impressions from 1995 to 1996, companies engaged in manufacturing and marketing of golf products, served as Director of Sales of FM Precision Golf Manufacturing Corp., the Company's shaft manufacturing subsidiary, in 1996 and 1997, and served as Vice President, Sales of the Company from April 1998 until his election as Executive Vice President, Sales and Marketing in July 1999.

     Ronald L. Chalmers served as the Director of Sales/Marketing of Brunswick Corporation from 1992 to May 1996. From May 1996 until October 1997, he served as President of FM Precision Golf Manufacturing Corp., the Company's manufacturing subsidiary. He has served as Executive Vice President - Administration/Manufacturing of the Company since October 1997 and has been a director of the Company since June 1996.

     Kevin Neill is a certified public accountant and has been Vice President, Finance of the Company since January 1999 and prior thereto was Corporate
Controller from June 1998. From July 1991 to October 1995, Mr. Neill was employed by Arthur Andersen, an accounting firm, and from October 1995 to June 1998, he was Assistant Controller of SunCor Development, a real estate development company.

     Information relating to compliance with Section 16(a) of the Exchange Act is set forth at "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The   information   required   by  this  item  is  set  forth  at  "CERTAIN
TRANSACTIONS" in the 1999 Proxy Statement which information is incorporated herein by reference.

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

          10.6. Credit and Security Agreement dated as of October 8, 1998 among FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Norwest Business Credit, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-QSB for the quarter ended August 31, 1998 (the "8/98 Form 10-QSB")).

          10.7. Amended and Restated Credit and Security Agreement dated as of October 8, 1998 among Royal Grip, Inc., Roxxi, Inc. and Norwest Business Credit, Inc. (incorporated by reference to Exhibit 10.2 of the 8/98 Form 10-QSB).

          10.8 Agreement between Royal Grip and Precision Japan Ltd. dated July 12, 1991 (incorporated by reference to Exhibit 10.7 to RG's 1996 Form 10-K).

          10.9. Manufacturers' Representative Agreement dated March 1, 1979 with Union Tubular Products, Brunswick Corporation and M.A. Clark (incorporated by reference to Exhibit 10.4.6 of the Form S-4).

          10.10. Distributor Agreement effective August 20, 1990 with Brunswick and Infiniti Golf (incorporated by reference to Exhibit 10.4.7 of the Form S-4).

          10.11. Royal Precision, Inc. Stock Option Plan dated October 5, 1997 (incorporated by reference to Exhibit 10.32 of the Form 10-KSB for the year ended May 31, 1998).*

          10.12. Amendment No. 1 to the Stockholder Agreement, dated as of May 12, 1997, among Danny Edwards, Drew M. Brown, DMB Property Ventures Limited Partnership, Mark N. Sklar, Bennett Dorrance, Trustee of the Bennett Dorrance Trust dated April 21, 1989, as amended, Christopher A. Johnston, Richard P. Johnston and Jayne A. Johnston Charitable Remainder Trust #3 (Richard P. Johnston Trustee), as successor to RPJ/JAJ Partners, Ltd., a Wyoming partnership, David E. Johnston, Berenson Minella & Company, L.P., Kenneth J. Warren and Royal Precision, Inc. (incorporated by reference to Exhibit 99.4 of Form 8-K dated February 3, 1999.)

          10.13. Asset Purchase Agreement dated February 26, 1999 between Roxxi, Inc. and Paramount Headwear, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K dated March 22, 1999).

          10.14. Asset Purchase Agreement dated March 11, 1999 between Roxxi, Inc. and Big Play, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K dated March 22, 1999).

          10.15. Guaranty by the Registrant dated March 11, 1999 (incorporated by reference to Exhibit 2.3 of the Form 8-K dated March 22, 1999).

          10.16. First Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults between Royal Grip, Inc., Roxxi, Inc. and Norwest Business Credit, Inc. and Acknowledgment and Agreement of Guarantor dated March 16, 1999.

          10.17. Second Amendment to Credit and Security Agreement and Waiver of Defaults between Royal Grip, Inc., Roxxi, Inc. and Wells Fargo Business Credit, Inc. (formerly known as Norwest Business Credit, Inc.) dated as of April 13, 1999.

          10.18. Amendment to Credit and Security Agreement and Waiver of Defaults between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. (formerly known as Norwest Business Credit, Inc.) dated as of April 13, 1999.

          (21) Subsidiaries of the Registrant.

          (23) Consents

          23.1. Consent of Arthur Andersen LLP.

          (24) Power of Attorney

          24.1. Powers of Attorney.

          24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

          27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          A current report on Form 8-K was filed by the Registrant on March 22, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 27, 1999
                                        ROYAL PRECISION, INC.
                                        (the "Registrant")

                                        By /s/ Thomas A. Schneider
                                           -------------------------------------
                                           Thomas A. Schneider,
                                           President, Chief Operating Officer
                                           and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of August, 1999.

         Name                       Title (Capacity)
         ----                       ----------------
/s/ Thomas A. Schneider             President, Chief Operating Officer and Chief
--------------------------------    Financial Officer (principal executive
Thomas A. Schneider                 officer; principal financial officer)


/s/ Richard P. Johnston*            Director
--------------------------------
Richard P. Johnston


/s/ David E. Johnston*              Director
--------------------------------
David E. Johnston


/s/ Lawrence Bain*                  Director
--------------------------------
Lawrence Bain


/s/ Ronald L. Chalmers*             Director
--------------------------------
Ronald L. Chalmers


/s/ Raymond J. Minella*             Director
--------------------------------
Raymond J. Minella


/s/ Kenneth J. Warren*              Director
--------------------------------
Kenneth J. Warren


/s/ Danny Edwards*                  Director
--------------------------------
Danny Edwards

/s/ Robert G. J. Burg, II*          Director
--------------------------------
Robert G. J. Burg, II


/s/ Leslie Reesing                  Director
--------------------------------
Leslie Reesing

* Thomas A. Schneider, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.

By: /s/ Thomas A. Schneider
    --------------------------------
    Thomas A. Schneider, Attorney in Fact

                                  EXHIBIT INDEX

                                                                      PAGE IN
                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT                                                                 COPY
-------                                                             ------------
3.1       Amended and Restated Certificate of Incorporation of
          registrant (incorporated by reference to Annex IV to
          the Company's Form S-4, No. 333-28841) (the "Form S-4")         *

3.2       Bylaws of Royal Precision, Inc. (incorporated by
          reference to Exhibit 3.2 to the Form S-4)                       *

4.1       See Articles FOUR, FIVE and SEVEN of the Amended and
          Restated Certificate of Incorporation of the registrant
          (incorporated by reference to Exhibit 3.1 to the Form S-4.)

4.2       See Article I, Sections 2.1 and 2.2 of Article II and
          Section 7.3 of Article VII of the Bylaws of Royal
          Precision, Inc. (incorporated by reference to Exhibit
          3.2 to the Form S-4)

10.1      Management Stockholders Agreement dated May 29, 1996
          with Ronald L. Chalmers, et al (incorporated by
          reference to Exhibit 10.2.4 of the Form S-4).                   *

10.2      1997 Stock Option Plan dated March 13, 1997 (incorporated
          by reference to Exhibit 10.2.5 of the Form S-4).                *

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

10.5      Consulting Agreement with Danny Edwards (incorporated by
          reference to Exhibit 2.2 of the Form S-4).                      *

10.6.     Credit and Security Agreement dated as of October 8, 1998
          among FM Precision Golf Manufacturing Corp., FM Precision
          Golf Sales Corp. and Norwest Business Credit, Inc.
          (incorporated by reference to Exhibit 10.1 of the Form
          10-QSB for the quarter ended August 31, 1998).                  *

10.7      Amended and Restated Credit and Security Agreement dated
          as of October 8, 1998 among Royal Grip, Inc., Roxxi, Inc.
          and Norwest Business Credit, Inc. (incorporated by
          reference to Exhibit 10.2 of the Form 10-QSB for the
          quarter ended August 31, 1998).                                 *

10.8      Agreement between Royal Grip and Precision Japan Ltd.
          dated July 12, 1991 (incorporated by reference to Exhibit
          10.7 to RG's 1996 Form 10-K).                                   *

10.9      Manufacturers' Representative Agreement dated March 1, 1979 with Union Tubular Products, Brunswick Corporation and M.A.
          Clark (incorporated by reference to Exhibit 10.4.6 of the
          Form S-4).                                                      *

10.10     Distributor Agreement effective August 20, 1990 with
          Brunswick and Infiniti Golf (incorporated by reference to
          Exhibit 10.4.7 of the Form S-4).                                *

10.11     Royal Precision, Inc. Stock Option Plan dated October 5,
          1997 (incorporated by reference to Exhibit 10.32 of the
          Form 10-KSB for the year ended May 31, 1998).                   *

10.12     Amendment No. 1 to the Stockholder Agreement, dated as of
          May 12, 1997, among Danny Edwards, Drew M. Brown, DMB
          Property Ventures Limited Partnership, Mark N. Sklar,
          Bennett Dorrance, Trustee of the Bennett Dorrance Trust dated April 21, 1989, as amended, Christopher A. Johnston, Richard P. Johnston and Jayne A. Johnston Charitable
          Remainder Trust #3 (Richard P. Johnston Trustee), as successor to RPJ/JAJ Partners, Ltd., a Wyoming partnership, David E. Johnston, Berenson Minella & Company, L.P.,
          Kenneth J. Warren and Royal Precision, Inc. (incorporated by reference to Exhibit 99.4 of Form 8-K dated February 3,
          1999).                                                          *

10.13     Asset Purchase Agreement dated February 26, 1999 between
          Roxxi, Inc. and Paramount Headwear, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K dated March 22,
          1999).                                                          *

10.14     Asset Purchase Agreement dated March 11, 1999 between
          Roxxi, Inc. and Big Play, Inc. (incorporated by reference
          to Exhibit 2.2 of the Form 8-K dated March 22, 1999).           *

10.15 Guaranty by Registrant dated March 11, 9999 (incorporated by reference to Exhibit 2.3 of the Form 8-K dated March 22,
          1999).                                                          *

10.16     First Amendment to Amended and Restated Credit and
          Security Agreement and Waiver of Defaults between Royal
          Grip, Inc., Roxxi, Inc. and Norwest Business Credit, Inc.
          and Acknowledgment and Agreement of Guarantor dated March
          16, 1999.                                                       54

10.17     Second Amendment to Credit and Security Agreement and
          Waiver of Defaults between Royal Grip, Inc., Roxxi, Inc.
          and Wells Fargo Business Credit, Inc. (formerly known as
          Norwest Business Credit, Inc.) dated as of April 13, 1999.      60

10.18     Amendment to Credit and Security Agreement and Waiver of
          Defaults between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit,
          Inc. (formerly known as Norwest Business Credit, Inc.)
          dated as of April 13, 1999.                                     71

21        Subsidiaries of the Registrant                                  81

23.1      Consent of Arthur Andersen LLP                                  82

24.1      Powers of Attorney                                              83

24.2      Certified resolution of Registrant's Board of Directors
          authorizing officers and directors signing on behalf of
          the Company to sign pursuant to a power of attorney.            93

27        Financial Data Schedule (submitted for SEC purposes only)

* Incorporated by reference.

The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.