Form 10-Q
period 1999-08-31
ROYAL PRECISION INC
filed 1999-10-18
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _________.

                         Commission File Number: 0-22889

                              ROYAL PRECISION, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                06-1453896
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

15170 North Hayden Road, Suite 1, Scottsdale, AZ                    85260
     (Address of Principal Executive Offices)                     (Zip code)

                                 (480) 627-0200
              (Registrant's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title of each class               Outstanding at October 14, 1999
         -------------------               -------------------------------

    Common Stock, par value $.001                 5,670,130 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                           AUGUST 31,   MAY 31,
                                                             1999        1999
                                                          -----------  ---------
                                                          (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                    $     48    $    184
   Accounts receivable, net of allowance for
     doubtful accounts of $443 at August 31, 1999
     and $433 at May 31, 1999                                 2,277       4,617
   Inventories                                                5,225       4,514
   Other current assets                                         578         783
   Deferred income taxes                                        647         647
                                                           --------    --------
       Total current assets                                   8,775      10,745
                                                           --------    --------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                         123         123
   Furniture, fixtures and office equipment                     513         499
   Buildings and improvements                                   670         670
   Machinery and equipment                                    4,167       4,144
   Construction in progress                                     899         402
                                                           --------    --------
                                                              6,372       5,838
   Less - Accumulated depreciation                           (1,106)       (929)
                                                           --------    --------
                                                              5,266       4,909
                                                           --------    --------
GOODWILL, net                                                 8,735       8,857
                                                           --------    --------
DEFERRED INCOME TAXES                                            70          70
                                                           --------    --------
OTHER ASSETS                                                     27          29
                                                           --------    --------
       Total assets                                        $ 22,873    $ 24,610
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital
     lease obligations                                     $  1,031    $  1,203
   Accounts payable                                           1,263       1,839
   Accrued salaries and benefits                                547         595
   Accrued pension liability                                    158         251
   Other accrued expenses                                     1,200       1,079
                                                           --------    --------
       Total current liabilities                              4,199       4,967

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current portion included above                         4,928       6,191
                                                           --------    --------
       Total liabilities                                      9,127      11,158
                                                           --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; no shares issued                                 --          --
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 5,670,130 and 5,667,375 shares
    issued and outstanding at August 31, 1999
    and May 31, 1999, respectively                                6           6
  Additional paid-in capital                                 13,897      13,897
  Accumulated deficit                                          (110)       (404)
  Accumulated other comprehensive loss                          (47)        (47)
                                                           --------    --------
       Total stockholders' equity                            13,746      13,452
                                                           --------    --------
       Total liabilities and stockholders' equity          $ 22,873    $ 24,610
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                          AUGUST 31,  AUGUST 31,
                                                             1999        1998
                                                          ----------  ----------
NET SALES:
  Golf club shafts                                         $ 5,286     $ 5,001
  Golf club grips                                            1,230       1,037
                                                           -------     -------
                                                             6,516       6,038
                                                           -------     -------
COST OF SALES:
  Golf club shafts                                           3,219       3,274
  Golf club grips                                              850         551
                                                           -------     -------
                                                             4,069       3,825
                                                           -------     -------
      Gross profit                                           2,447       2,213

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,761       1,895
                                                           -------     -------

      Operating income                                         686         318

INTEREST EXPENSE                                               151         161

OTHER INCOME                                                    55          61
                                                           -------     -------
      Income from continuing operations before
        provision for income taxes                             590         218

PROVISION FOR INCOME TAXES                                     296           5
                                                           -------     -------
      Income from continuing operations                        294         213

DISCONTINUED OPERATIONS:
    Loss from operations of Roxxi, Inc.                         --         210
                                                           -------     -------
      Net income                                           $   294     $     3
                                                           =======     =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                        $  0.05     $  0.04
  Loss from discontinued operations                             --       (0.04)
                                                           -------     -------
  Net income                                               $  0.05     $    --
                                                           =======     =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                          AUGUST 31,  AUGUST 31,
                                                             1999        1998
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                    $   294     $   213
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating
    activities --
   Cash loss from discontinued operations                       --        (137)
   Depreciation and amortization                               304         231
   Loss on retirement or write-off of fixed assets               7          --
   Changes in operating assets and liabilities --
    Accounts receivable, net                                 2,340       1,381
    Inventories                                               (711)        149
    Other assets                                               207          51
    Accounts payable and accrued expenses                     (596)       (584)
    Other liabilities                                           --         (43)
                                                           -------     -------

  Net cash provided by operating activities                  1,845       1,261
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from net investment in capital lease                 --          78
  Purchases of equipment, net                                 (546)       (334)
                                                           -------     -------

  Net cash used in investing activities                       (546)       (256)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options
    and warrants                                                --          13
  Repayments under lines-of-credit, net                     (1,036)       (784)
  Repayments of long-term debt and capital lease
    obligations                                               (399)       (262)
                                                           -------     -------

  Net cash used in financing activities                     (1,435)     (1,033)
                                                           -------     -------

DECREASE IN CASH                                              (136)        (28)

CASH, beginning of period                                      184          28
                                                           -------     -------

CASH, end of period                                        $    48     $    --
                                                           =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest                                               $   204      $   205
                                                           =======      =======
    Income taxes                                           $    31      $    17
                                                           =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION --

     The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries (collectively, "RP" or the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended May 31, 1999 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

     ORGANIZATION --

     The accompanying condensed consolidated financial statements include Royal Precision, Inc. and its three wholly-owned subsidiaries, FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 7, the Company disposed of the operating assets of Royal Grip Headwear Company (formerly known as Roxxi, Inc. "Roxxi") in March 1999. Results of operations for Roxxi for all periods through May 31, 1999 are reflected as discontinued operations.

     BUSINESS --

     RP is a holding company which carries on its business operations through its subsidiaries. FMP is a manufacturer and distributor of golf club shafts which are sold to original equipment manufacturers and to distributors and retailers for use in the replacement market. RG designs and distributes golf club grips. RP's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, the United Kingdom and Canada.

     USE OF ESTIMATES --

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

2.   EARNINGS (LOSS) PER SHARE:

     The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share are based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method. The number of shares used in computing income from continuing operations per share for the three months ended August 31, 1999 and 1998 were as follows (in thousands):

                                                         1999        1998
                                                         ----        ----
          Basic:
            Average common shares outstanding            5,668       5,602

          Diluted:
            Dilutive effect of stock options               138         107
                                                         -----       -----
            Average common shares outstanding            5,806       5,709
                                                         =====       =====

     As of August 31, 1998, basic and diluted average common shares outstanding for discontinued operations were 5,602,000. Basic and diluted earnings
     (loss) per share were the same for the three months ended August 31, 1999 and 1998.

3.   NEW ACCOUNTING PRONOUNCEMENT:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No. 133 during the fiscal year ended May 31, 2001. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133.

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of August 31, 1999 and May 31, 1999 consisted of the following (in thousands):

                                          AUGUST 31, 1999     MAY 31, 1999
                                          ---------------     ------------
       Raw materials                         $     508          $     471
       Work-in-process                           1,770              1,566
       Finished goods                            2,947              2,477
                                             ---------          ---------

                                             $   5,225          $   4,514
                                             =========          =========

5.   BORROWING ARRANGEMENTS:

     In October 1998, RG amended and restated its existing credit facility consisting of a term loan and a revolving line-of-credit. The amendment resulted in the funding of a new term loan of $840,000 which is due in monthly principal installments of $28,000 through and until October 1, 1999 and $10,500 monthly thereafter, until its maturity in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. As of August 31, 1999, RG had $11,000 outstanding under its revolving line-of-credit and $130,000 available for additional borrowings. The line-of-credit expires in September 2001.

     In October 1998, FMP entered into a new credit facility with RG's lender consisting of a term loan and a revolving line-of-credit and paid off all existing loans to FMP's previous lender. In connection with the repayment of the amounts outstanding under the old FMP credit facility, FMP incurred a $75,000 prepayment penalty which was reflected as a component of interest expense in the second quarter of fiscal 1999. The term loan of $4.3 million is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly thereafter, until the maturity of the loan in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. As of August 31, 1999, FMP had $2,056,000 outstanding under its revolving line-of-credit and $1,007,000 available for additional borrowings. The line-of-credit expires in September 2001.

     Effective January 1, 1999, borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (8.25% at August 31, 1999) plus 1.75% and 1.25%, respectively, and are secured by substantially all of the Company's assets.

     The FMP and RG credit facilities contain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in violation of the minimum quarterly debt service coverage ratio covenant as of August 31, 1999. The Company has received a conditional waiver of this covenant violation from its lender. The Company and its lender are currently drafting an amendment to the RG and FMP credit facilities. If this amendment is not executed before November 15, 1999, waiver of the covenant violation will lapse. The Company believes that the amendment will be executed prior to November 15, 1999. The Company was in compliance with all other financial loan covenants at August 31, 1999.

6.   INFORMATION ON SEGMENTS:

     The Company has two reportable segments in continuing operations: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Form 10-KSB. The Company evaluates the performance of these segments based on segment operating income or loss and cash flows. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating officer as of August 31, 1999 (in thousands):

                                              THREE MONTHS ENDED AUGUST 31, 1999
                                              ----------------------------------
                                                  GOLF        GOLF
                                                 SHAFTS       GRIPS       TOTAL
                                                 ------       -----       -----

     Net sales                                  $ 5,286      $1,230     $ 6,516
     Operating income (loss)                        715         (29)        686
     Depreciation and amortization                   87         217         304
     Assets                                      10,922       9,409      20,331

     Total assets for reportable segments                               $20,331
     Elimination of investment in subsidiaries                           (6,193)
     Goodwill not allocated to segments                                   8,735
                                                                        -------

     Consolidated total assets                                          $22,873
                                                                        =======

                                              THREE MONTHS ENDED AUGUST 31, 1998
                                              ----------------------------------
                                                  GOLF        GOLF
                                                 SHAFTS       GRIPS       TOTAL
                                                 ------       -----       -----

     Net sales                                  $ 5,001      $ 1,037    $ 6,038
     Operating income                               226           92        318
     Depreciation and amortization                   68          163        231
     Assets                                       8,284       11,708     19,992

     Total assets for reportable segments                               $19,992
     Assets of discontinued operation                                     1,805
     Elimination of investment in subsidiaries                           (7,466)
     Goodwill not allocated to segments                                   9,898
                                                                        -------

     Consolidated total assets                                          $24,229
                                                                        =======

7.   DISCONTINUED OPERATIONS:

     In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its headwear manufacturing equipment, headwear inventory and raw materials to another company for $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the three months ended August 31, 1999, royalties of $38,000 were recorded and are reflected as other income in the accompanying condensed consolidated statement of operations.

     Selected financial data for the discontinued operations is as follows for the three months ended August 31, 1998 (in thousands):

                                               1998
                                             -------

              Net sales                      $ 2,899
              Loss from operations               210
              Depreciation                        73

8.   TERMINATION OF MANUFACTURING SUPPLY CONTRACT:

     In May 1999, RG and Acushnet Rubber Company ("Acushnet") executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). As a result in May 1999, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet to be applied against current and future amounts owed to Acushnet for the production of grips. As of August 31, 1999, $500,000 of the purchase credits had been utilized and the remaining $500,000 is included in other current assets in the accompanying condensed consolidated balance sheet.

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

     RG currently purchases the majority of its supply of non-cord, injected grips from Acushnet and has no immediate replacement supply source. The Company believes that it can obtain a sufficient supply of grips from Acushnet and other existing vendors to satisfy customer demand during the fiscal year ended May 31, 2000. Included in finished goods inventories at August 31, 1999 are grips at a cost of approximately $662,000 located at Acushnet. The Company is currently in discussions with certain grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to a new supplier will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

9.   TERMINATED MERGER AGREEMENT:

     In February 1999, the Company and Coyote Sports, Inc. ("Coyote") entered into a merger agreement pursuant to which RP would become a wholly-owned subsidiary of Coyote (the "RP-Coyote Merger"). In June 1999, the RP-Coyote Merger agreement was terminated at the request of the Company due to a material change in the business of Coyote resulting in an inability to obtain suitable long-term financing. The Company incurred professional fees of $975,000 related to the RP-Coyote Merger during the fiscal year ended May 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS --

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company believes it has made forward-looking statements within the meaning of the Litigation Reform Act in this Form 10-Q, Forms 10-QSB, Forms 10-KSB, Forms 8-K, and other written or oral statements made by or on behalf of RP which reflect RP's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to international, national, and local economic conditions, customer plans and commitments, RP's cost of raw materials, the competitive environment in which RP operates, and changes in the financial markets relating to RP's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RP's Form 10-KSB. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

OVERVIEW --

Royal Precision, Inc. ("RP" or the "Company") is a holding company with three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales"), and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company. RP acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. (a wholly-owned subsidiary of RP created for such purpose) merged with and into RG (the "FMP-RG Merger"). RG was the surviving corporation and became a wholly-owned subsidiary of RP. As discussed in Note 7, the Company disposed of the operating assets of Royal Grip Headwear Company (formerly known as Roxxi, Inc. "Roxxi") in March 1999. Results of operations for Roxxi in all periods through May 31, 1999 are reflected as discontinued operations.

FMP is a manufacturer and distributor of golf club shafts that are sold to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEMs. FMP also sells golf club shafts in foreign markets including Japan, Australia, the United Kingdom, and Canada. RG designs and distributes golf club grips. RG's products are sold primarily throughout the United States, Japan, and the United Kingdom. The majority of RG's grip sales are to its Japanese distributor. In December 1996, RG outsourced the manufacturing of its non-cord grips to Acushnet Rubber Company ("Acushnet"). In May 1999, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and the capital lease agreement. See Note 8 and Reliance on Third Party Suppliers under Business Environment and Future Results below.

The Company's business is seasonal with stronger demand for its products during the quarters ending in February and May.

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1998 --

NET SALES. Net sales from continuing operations for the three months ended August 31, 1999 were $6.5 million, an increase of $0.5 million or 8% from net sales from continuing operations of $6.0 million during the corresponding period in 1998. Net sales of golf club shafts increased by $0.3 million or 6% and net sales of golf club grips increased by $0.2 million or 19%. The increased sales of golf club shafts reflects continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $0.9 million or 24%. Sales of the Company's lower priced, commercial grade golf club shafts decreased by $0.6 million or 51%. Sales of this product have been negatively impacted since the Company instituted a significant price increase during the first quarter of fiscal 1999. In response to these unfavorable results, the Company subsequently modified its pricing structure in an effort to increase sales of this product in future periods. The increased sales of golf club grips reflects the success of a new buffed product introduced to the Japanese market in November 1998. Sales of this product for the three months ended August 31, 1999 were $0.4 million compared to $0 during the corresponding period of 1998.

COST OF SALES. Cost of goods sold from continuing operations for the three months ended August 31, 1999 was $4.1 million, an increase of $0.3 million or 6% from cost of goods sold from continuing operations of $3.8 million during the corresponding period in 1998. Golf club shafts cost of goods sold decreased by $0.1 million or 2% despite an increase in net sales due to a favorable change in the mix of product sales from lower margin, commercial grade shafts to higher margin "Rifle" and other pro grade shafts. Golf club grips cost of goods sold increased by $0.3 million as a result of higher total net sales.

GROSS PROFIT. Gross profit from continuing operations for the three months ended August 31, 1999 was $2.4 million, an increase of $0.2 million or 11% from gross profit from continuing operations of $2.2 million for the corresponding period in 1998. Gross profit from sales of golf club shafts increased by $0.3 million or 20% to $2.1 million due to higher total net sales and a favorable change in the mix of product sales from lower margin, commercial grade shafts to higher margin "Rifle" and other pro grade shafts. As a percentage of sales, the gross profit on sales of golf club shafts increased from 34.5% to 39.1%. Gross profit from sales of golf club grips decreased by $0.1 million or 22% to $0.4 million despite an increase in net sales. As a percentage of sales, the gross profit on sales of golf club grips decreased from 46.9% to 30.9%. The Company's new buffed grip product is being manufactured at a higher cost and is being sold at a lower profit margin than other RG products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended August 31, 1999 were $1.8 million, a decrease of 7% from selling, general and administrative expenses of $1.9 million during the corresponding period in 1998. This net reduction of $0.1 million reflects the positive effect of the Company's cost cutting measures implemented following the FMP-RG Merger which have resulted in reductions of corporate overhead expenses.

INTEREST EXPENSE. Average outstanding borrowings were comparable during the three months ended August 31, 1999 and 1998 and, therefore, interest expense is consistent at $151,000 and $161,000, respectively.

OTHER INCOME. Other income of $55,000 for the three months ended August 31, 1999 is principally comprised of royalties earned on sales of Roxxi headwear products. Other income of $61,000 for the three months ended August 31, 1998 is principally comprised of interest income on the Acushnet capital lease receivable.

PROVISION FOR INCOME TAXES. Provisions of $296,000 and $5,000 were recorded for taxes on income from continuing operations during the three months ended August 31, 1999 and 1998, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

DISCONTINUED OPERATIONS. As discussed in Note 7, the Company disposed of the operating assets of Roxxi in March 1999. Losses from the operations of Roxxi for the three months ended August 31, 1998 were $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1999, RP had working capital of $4.6 million and a current ratio of 2.1 to 1 as compared to working capital of $5.8 million and a current ratio of 2.2 to 1 at May 31, 1999.

In October 1998, RG amended and restated its existing credit facility consisting of a term loan and a revolving line-of-credit. The amendment resulted in the funding of a new term loan of $840,000 which is due in monthly principal installments of $28,000 through and until October 1, 1999 and $10,500 monthly thereafter, until its maturity in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to maximum borrowing of $1.5 million. As of August 31, 1999, RG had $11,000 outstanding under its revolving line-of-credit and $130,000 available for additional borrowings. The line-of-credit expires in September 2001.

In October 1998, FMP entered into a new credit facility with RG's lender consisting of a term loan and a revolving line-of-credit and paid off all existing loans to FMP's previous lender. In connection with the repayment of the amounts outstanding under the old FMP credit facility, FMP incurred a $75,000 prepayment penalty which was reflected as a component of interest expense in the second quarter of fiscal 1999. The term loan of $4.3 million is due in monthly principal installments of $99,000 through and until October 1, 1999 and $65,000 monthly thereafter, until the maturity of the loan in September 2001. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to maximum borrowing of $4.0 million. As of August 31, 1999, FMP had $2,056,000 outstanding under its revolving line-of-credit and $1,007,000 available for additional borrowings. The line-of-credit expires in September 2001.

Effective January 1, 1999, borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (8.25% at August 31, 1999) plus 1.75% and 1.25%, respectively, and are secured by substantially all of the Company's assets.

The FMP and RG credit facilities contain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in violation of the minimum quarterly debt service coverage ratio covenant as of August 31, 1999. The Company has received a conditional waiver of this covenant violation from its lender. The Company and its lender are currently drafting an amendment to the RG and FMP credit facilities. If this amendment is not executed before November 15, 1999, waiver of the covenant violation will lapse. The Company believes that the amendment will be executed prior to November 15, 1999. The Company was in compliance with all other financial loan covenants at August 31, 1999.

The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months.

During the three months ended August 31, 1999, net cash provided by operating activities was $1.8 million which primarily resulted from net income from continuing operations of $0.3 million, depreciation and amortization of $0.3 million and decreases in accounts receivable and other assets of $2.3 million and $0.2 million, respectively. Cash provided by operating activities was reduced by an increase in inventories of $0.7 million and a decrease in accounts payable and accrued expenses of $0.6 million.

Net cash used in investing activities for the three months ended August 31, 1999 was $0.5 million for the purchase of property, plant and equipment.

The Company estimates that capital expenditures for the fiscal year ended May 31, 2000 will be approximately $2.0 million including $750,000 to complete the upgrade of FMP's wastewater treatment facilities. The Company incurred $250,000 during the fiscal year ended May 31, 1999 related to the wastewater treatment facility. To finance a portion of the estimated $1 million total cost of this project, the Company has received a funding commitment of $750,000 from the Connecticut Development Authority which can be advanced to the Company upon the completion of the facility and approval by the Connecticut Department of Environmental Protection.

Net cash used in financing activities for the three months ended August 31, 1999, was $1.4 million resulting from repayments of long term debt and capital lease obligations of $0.4 million and net repayments under lines-of-credit of $1.0 million.

YEAR 2000 ASSESSMENT --

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

The Company has completed a comprehensive evaluation of its internal systems and equipment that addresses both information technology systems ("IT," i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems) including hardware, software and firmware. The Company believes that its critical internal systems including versions of Macola, ADP, Oracle, Microsoft Exchange, Microsoft Office 97, Microsoft Windows NT, Microsoft Windows 9x, and Microsoft SQL Server products are Year 2000 compliant. In addition, the Company tracks the versions and updates available for these products to ensure Year 2000 compliance. During the previous two-year period, the Company has expended approximately $100,000 to purchase and install new computer hardware and software resulting in all Company hardware and software being Year 2000 compliant. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems have been approximately $20,000. The Company believes that any future internal Year 2000 costs will be immaterial.

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

BUSINESS ENVIRONMENT AND FUTURE RESULTS --

RELIANCE ON THIRD PARTY SUPPLIERS. In May 1999, RG and Acushnet Rubber Company ("Acushnet") executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). As a result in May 1999, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet to be applied against current and future amounts owed to Acushnet for the production of grips. As of August 31, 1999, $500,000 of the purchase credits had been utilized and the remaining $500,000 is included in other current assets in the accompanying condensed consolidated balance sheet.

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

RG currently purchases the majority of its supply of non-cord, injected grips from Acushnet and has no immediate replacement supply source. The Company believes that it can obtain a sufficient supply of grips from Acushnet and other existing vendors to satisfy customer demand during the fiscal year ended May 31, 2000. Included in finished goods inventories at August 31, 1999 are grips at a cost of approximately $662,000 located at Acushnet. The Company is currently in discussions with certain grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to a new supplier will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

DISCONTINUED  OPERATIONS.  In March  1999,  the  operating  assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its headwear manufacturing equipment, headwear inventory and raw materials to another company for $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the three months ended August 31, 1999, royalties of $38,000 were recorded and are reflected as other income in the accompanying condensed consolidated statement of operations.

If the buyers generate net headwear sales of $3.0 million per year, as Roxxi did during the twelve months ended February 28, 1999, the Company would be entitled to receive royalties of approximately $0.5 million during each of the fiscal years ended May 31, 2000 and 2001 under these contracts. However, there can be no assurance that the two buyers will be able to achieve these sales amounts or any sales amounts in the future. Royalties to be received by the Company are contingent on the business operations of the two buyers over which the Company has no influence or control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments subject to market risk other than its fixed and variable rate debt. These borrowing arrangements are fully described in Note 5 to the Condensed Consolidated Financial Statements.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     (3) Certificate of Incorporation and Bylaws

          Exhibit 3.1. Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Annex IV to the Company's Form S-4; No. 333-28841 (the "Form S-4")).

          Exhibit  3.2.  Bylaws  of  Royal  Precision,   Inc.  (incorporated  by
          reference to Exhibit 3.2 to the Form S-4).

     (4) Instruments Defining the Rights of Security Holders

          Exhibit 4.1. See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Form S-4).

          Exhibit  4.2.  See Article I,  Sections  2.1 and 2.2 of Article II and
          Section 7.3 of Article VII of the Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

     (10) Material Contracts

          Exhibit 10.1. Personal Services Agreement entered into as of August 29, 1999 between Danny Edwards and Royal Precision, Inc.

     Exhibit 27.

     Financial Data Schedule (submitted electronically for SEC information only)

     (b) Reports on Form 8-K.

     No Reports on Form 8-K were filed by the Registrant during the quarter ended August 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROYAL PRECISION, INC.

Date October 14, 1999                   By /s/ Thomas Schneider
                                           -------------------------------------
                                           Thomas Schneider, President
                                           (duly authorized officer)

                                        By /s/ Kevin Neill
                                           -------------------------------------
                                           Kevin Neill, Vice President - Finance
                                           (chief accounting officer)

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

 10.1     Personal Services Agreement entered into as of August 29,
          1999 between Danny Edwards and Royal Precision, Inc.            17

 27. Financial Data Schedule (submitted electronically for SEC information only


* Incorporated by reference