Form 10-Q
period 1999-11-30
ROYAL PRECISION INC
filed 2000-01-14
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended November 30, 1999 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of each class                      Outstanding at January 10, 2000
     -------------------                      -------------------------------

Common Stock, par value $.001                        5,672,885 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                       November 30,   May 31,
                                                                          1999         1999
                                                                       ------------  ---------
                                   ASSETS                              (unaudited)
CURRENT ASSETS:
  Cash                                                                  $     62     $    184
  Accounts receivable, net of allowance for doubtful accounts of
    $381 at November 30, 1999 and $433 at May 31, 1999, respectively       3,513        4,617
  Inventories                                                              5,533        4,514
  Other current assets                                                       537          783
  Deferred income taxes                                                      647          647
                                                                        --------     --------
      Total current assets                                                10,292       10,745
                                                                        --------     --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                       123          123
  Furniture, fixtures and office equipment                                   513          499
  Buildings and improvements                                                 670          670
  Machinery and equipment                                                  4,190        4,144
  Construction in progress                                                 1,191          402
                                                                        --------     --------
                                                                           6,687        5,838
  Less - Accumulated depreciation                                         (1,284)        (929)
                                                                        --------     --------
                                                                           5,403        4,909
                                                                        --------     --------

GOODWILL, net                                                              8,614        8,857
                                                                        --------     --------

DEFERRED INCOME TAXES                                                         70           70
                                                                        --------     --------

OTHER ASSETS                                                                  74           29
                                                                        --------     --------
     Total assets                                                       $ 24,453     $ 24,610
                                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations       $    911     $  1,203
  Accounts payable                                                         1,390        1,839
  Accrued salaries and benefits                                              681          595
  Accrued pension liability                                                  193          251
  Other accrued expenses                                                   1,248        1,079
                                                                        --------     --------
     Total current liabilities                                             4,423        4,967

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion
  included above                                                           6,219        6,191
                                                                        --------     --------
     Total liabilities                                                    10,642       11,158
                                                                        --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 1,000,000 shares authorized
    (reduced from 5,000,000 shares on October 19, 1999);
    no shares issued                                                          --           --
  Common stock, $.001 par value; 10,000,000 shares authorized
    (reduced from 50,000,000 shares on October 19, 1999);
    5,672,885 and 5,667,375 shares issued and outstanding at
    November 30, 1999 and May 31, 1999, respectively                           6            6
  Additional paid-in capital                                              13,898       13,897
  Accumulated deficit                                                        (46)        (404)
  Accumulated other comprehensive loss                                       (47)         (47)
                                                                        --------     --------
     Total stockholders' equity                                           13,811       13,452
                                                                        --------     --------
     Total liabilities and stockholders' equity                         $ 24,453     $ 24,610
                                                                        ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                   Three Months Ended           Six Months Ended
                                               --------------------------  --------------------------
                                               November 30,  November 30,  November 30,  November 30,
                                                   1999         1998          1999          1998
                                               ------------  ------------  ------------  ------------
NET SALES:
  Golf club shafts                                 $5,586      $  3,041       $10,872      $ 8,042
  Golf club grips                                     834           810         2,064        1,847
                                                   ------      --------       -------      -------
                                                    6,420         3,851        12,936        9,889
                                                   ------      --------       -------      -------
COST OF SALES:
  Golf club shafts                                  4,031         1,946         7,250        5,220
  Golf club grips                                     565           426         1,415          977
                                                   ------      --------       -------      -------
                                                    4,596         2,372         8,665        6,197
                                                   ------      --------       -------      -------

      Gross profit                                  1,824         1,479         4,271        3,692

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,485         1,356         3,124        3,121

AMORTIZATION OF GOODWILL                              121           131           243          261
                                                   ------      --------       -------      -------

      Operating income (loss)                         218            (8)          904          310

INTEREST EXPENSE                                      147           228           298          389

OTHER INCOME                                           55            64           110          125
                                                   ------      --------       -------      -------

      Income (loss) from continuing operations
        before provision for (benefit from)
        income taxes                                  126          (172)          716           46

PROVISION FOR (BENEFIT FROM) INCOME TAXES              62           (60)          358          (55)
                                                   ------      --------       -------      -------

      Income (loss) from continuing operations         64          (112)          358          101

DISCONTINUED OPERATIONS:
  Loss from operations of Roxxi, Inc.                  --          (179)           --         (389)
                                                   ------      --------       -------      -------

      Net income (loss)                            $   64      $   (291)      $   358      $  (288)
                                                   ======      ========       =======      =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations         $ 0.01      $  (0.02)      $  0.06      $  0.02
  Loss from discontinued operations                    --         (0.03)           --        (0.07)
                                                   ------      --------       -------      -------
  Net income (loss)                                $ 0.01      $  (0.05)      $  0.06      $ (0.05)
                                                   ======      ========       =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                         Six Months Ended
                                                                    --------------------------
                                                                    November 30,  November 30,
                                                                       1999          1998
                                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   358       $  (288)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities of continuing operations--
   Loss from discontinued operations                                       --           389
   Depreciation and amortization                                          603           463
   Loss on sale of fixed assets                                             7            --
   Changes in operating assets and liabilities--
     Accounts receivable, net                                           1,104         1,774
     Inventories                                                       (1,019)       (1,290)
     Other assets                                                         201            46
     Accounts payable and accrued expenses                               (252)         (900)
     Other liabilities                                                     --           (44)
                                                                      -------       -------
  Net cash provided by operating activities of
    continuing operations                                               1,002           150
                                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from net investment in capital lease                            --           137
  Purchases of equipment, net                                            (861)         (617)
                                                                      -------       -------
  Net cash used in investing activities of
    continuing operations                                                (861)         (480)
                                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                 --         5,140
  Proceeds from exercise of common stock options                            1            17
  Borrowings (repayments) under lines-of-credit, net                      482          (730)
  Repayments of long-term debt and capital lease obligations             (746)       (3,810)
                                                                      -------       -------

  Net cash (used in) provided by financing activities
    of continuing operations                                             (263)          617
                                                                      -------       -------

NET CASH USED IN DISCONTINUED OPERATIONS                                   --          (244)
                                                                      -------       -------

(DECREASE) INCREASE IN CASH                                              (122)           43

CASH, beginning of period                                                 184            28
                                                                      -------       -------

CASH, end of period                                                   $    62       $    71
                                                                      =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--
    Interest                                                          $   316       $   461
                                                                      =======       =======
    Income taxes                                                      $    31       $    28
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

     BUSINESS --

     RP is a holding company which carries on its business operations through its subsidiaries. FMP is a manufacturer and distributor of golf club shafts which are sold to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. RG designs and distributes golf club grips. RP's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, the United Kingdom and Canada.

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

2.   EARNINGS (LOSS) PER SHARE:

     The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share are based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method. The number of shares used in computing income (loss) from continuing operations per share for the three and six months ended November 30, 1999 and 1998 were as follows (in thousands):

                                                 Three Months Ended November 30,
                                                 -------------------------------
                                                      1999          1998
                                                      ----          ----
     Basic:
       Average common shares outstanding              5,670         5,663

     Diluted:
       Dilutive effect of stock options                 125            --
                                                      -----         -----
       Average common shares outstanding              5,795         5,663
                                                      =====         =====

                                                  Six Months Ended November 30,
                                                  -----------------------------
                                                      1999           1998
                                                      ----           ----
     Basic:
       Average common shares outstanding              5,669          5,632

     Diluted:
       Dilutive effect of stock options                 130             --
                                                      -----          -----
      Average common shares outstanding               5,799          5,632
                                                      =====          =====

     For the three and six months ended November 30, 1998, basic and diluted average common shares outstanding for discontinued operations were 5,663,000 and 5,632,000, respectively. Basic and diluted earnings (loss) per share were the same for all periods presented.

3.   NEW ACCOUNTING PRONOUNCEMENT:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No. 133 during the fiscal year ending May 31, 2001. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133.

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of November 30, 1999 and May 31, 1999 consisted of the following (in thousands):

                                       November 30, 1999    May 31, 1999
                                       -----------------    ------------
     Raw materials                         $  528              $  471
     Work-in-process                        2,037               1,566
     Finished goods                         2,968               2,477
                                           ------              ------
                                           $5,533              $4,514
                                           ======              ======

5.   BORROWING ARRANGEMENTS:

     FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $3,047,000 at November 30, 1999 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of November 30, 1999, FMP had $3,491,000 outstanding under its revolving line-of-credit and $865,000 available for additional borrowings. The FMP line-of-credit expires in September 2002.

     RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $493,500 at November 30, 1999 is due in monthly principal installments of $10,500 until its maturity in September

     2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of November 30, 1999, RG had $94,000 outstanding under its revolving line-of-credit and $532,000 available for additional borrowings. The RG line-of-credit expires in September 2002.

     The FMP and RG credit facilities were amended and restated on November 10, 1999 resulting in a reduction of interest rates by 1%, an extension of the maturity dates by one year, and a $1.0 million increase in the FMP line-of-credit. Effective November 10, 1999, borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (8.50% at November 30, 1999) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

     The FMP and RG credit facilities contain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at November 30, 1999.

6.   INFORMATION ON SEGMENTS:

     The Company has two reportable segments in continuing operations: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Form 10-KSB for the fiscal year ended May 31, 1999. The Company evaluates the performance of these segments based on segment operating income or loss and cash flows. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating officer as of November 30, 1999 (in thousands):

                                            Three Months Ended November 30, 1999
                                            ------------------------------------
                                                  Golf      Golf
                                                 Shafts     Grips        Total
                                                 ------    --------    ---------
     Net sales                                   $ 5,586   $    834    $  6,420
     Operating income (loss)                         263        (45)        218
     Depreciation and amortization                    87        213         300
     Assets                                       12,311     18,262      30,573

     Total assets for reportable segments                              $ 30,573
     Elimination of investment in subsidiaries                           (6,120)
                                                                       --------
     Consolidated total assets                                         $ 24,453
                                                                       ========

                                            Three Months Ended November 30, 1998
                                            ------------------------------------
                                                  Golf      Golf
                                                 Shafts     Grips        Total
                                                 ------    --------    ---------
     Net sales                                   $3,041    $   810     $  3,851
     Operating income (loss)                         24        (32)          (8)
     Depreciation and amortization                   63        140          203
     Assets                                       9,698     21,229       30,927

     Total assets for reportable segments                              $ 30,927
     Assets of discontinued operation                                     1,615
     Elimination of investment in subsidiaries                           (7,271)
                                                                       --------
     Consolidated total assets                                         $ 25,271
                                                                       ========

                                              Six Months Ended November 30, 1999
                                              ----------------------------------
                                                  Golf       Golf
                                                 Shafts      Grips       Total
                                                 ------      -----       -----
     Net sales                                  $10,872     $ 2,064     $12,936
     Operating income (loss)                        996         (92)        904
     Depreciation and amortization                  174         429         603

                                              Six Months Ended November 30, 1998
                                              ----------------------------------
                                                  Golf       Golf
                                                 Shafts      Grips       Total
                                                 ------      -----       -----
     Net sales                                   $8,042      $1,847     $9,889
     Operating income                               284          26        310
     Depreciation and amortization                  137         326        463

7.   DISCONTINUED OPERATIONS:

     In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its headwear manufacturing equipment, headwear inventory and raw materials to another company for $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the three and six months ended November 30, 1999, royalties of $51,000 and $89,000 were recorded, respectively, and are reflected as other income in the accompanying condensed consolidated statements of operations.

     Selected financial data for the discontinued operations is as follows for the six months ended November 30, 1998 (in thousands):

              Net sales                            $1,446
              Loss from operations                    389
              Depreciation                            145

8.   TERMINATION OF MANUFACTURING SUPPLY CONTRACT:

     In May 1999, RG and Acushnet Rubber Company ("Acushnet") executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). As a result in May 1999, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet to be applied against current and future amounts owed to Acushnet for the production of grips. As of November 30, 1999, $0.5 million of the purchase credits had been utilized and the remaining $0.5 million is included in other current assets in the accompanying condensed consolidated balance sheet. In connection with the Termination Agreement, RG is entitled to receive the manufacturing equipment which was leased to Acushnet and Acushnet's obligation to make additional payments to RG under the capital lease was terminated. Additionally, Acushnet is obligated to continue producing grips for RG through January 2000 and to pay up to $100,000 for shipping and installation of the manufacturing equipment at a new location.

     RG currently purchases the majority of its supply of non-cord, injected grips from Acushnet and has no immediate replacement supply source. The Company believes that it can obtain a sufficient supply of grips from Acushnet and other existing vendors to satisfy customer demand through December 31, 2000. Included in finished goods inventories at November 30, 1999 are grips at a cost of approximately $0.8 million located at Acushnet. The Company has identified and is in various stages of negotiations with three separate grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to new suppliers will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

     Acushnet warehoused and distributed RG's grips under the manufacturing and supply agreement. In connection with the Termination Agreement, the Company will assume responsibility for these functions. In September 1999, $0.2 million of grips were transferred from the Acushnet facility to the
     Company's manufacturing and distribution facility in Torrington, Connecticut and are included in finished goods inventories at November 30, 1999. The Torrington warehouse has been configured to accommodate storage and shipment of grips. In November 1999, the Company entered into a lease of approximately 9,000 square feet of warehouse space in Scottsdale, Arizona which will serve as a West Coast distribution center. In December 1999, approximately $0.3 million of grips were transferred from the Acushnet facility to the Company's Scottsdale warehouse. When Acushnet has fulfilled its manufacturing obligations under the Termination Agreement, all remaining inventory will be transferred from the Acushnet facility to the Torrington and Scottsdale warehouses. The Company will warehouse and distribute its grips from both the Scottsdale and Torrington locations when the relationship with Acushnet is completed.

9.   TERMINATED MERGER AGREEMENT:

     In February 1999, the Company and Coyote Sports, Inc. ("Coyote") entered into a merger agreement pursuant to which RP would become a wholly-owned subsidiary of Coyote (the "RP-Coyote Merger"). In June 1999, the RP-Coyote Merger agreement was terminated at the request of the Company due to a material change in the business of Coyote resulting in an inability to obtain suitable long-term financing. The Company incurred professional fees of $975,000 related to the RP-Coyote Merger during the second half of the fiscal year ended May 31, 1999.

10.  LITIGATION:

     In November  1999, a lawsuit was  commenced in an Arizona state court by R.
     R. Donnelley & Sons Company ("Donnelley") against RP. Donnelley alleges that RP is liable for approximately $280,000 in fees arising from the preparation of a Joint Proxy Statement/Prospectus related to the RP-Coyote Merger. Management believes that the action is without merit and intends to defend it vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS --

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company believes it has made forward-looking statements within the meaning of the Litigation Reform Act in this Form 10-Q, Forms 10-QSB, Forms 10-KSB, Forms 8-K, and other written or oral statements made by or on behalf of RP which reflect RP's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to international, national, and local economic conditions, RP's dependence on discretionary consumer spending, customer concentration and their plans and commitments, RP's cost and available supply of raw materials, the competitive environment in which RP operates, the timeliness and market acceptance of RP's new product introductions, RP's limited operating history, RP's ability to protect its intellectual property rights, seasonality of sales, fluctuations in operating results, and changes in the financial markets relating to RP's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements ("Financial Statements") and Management's Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RP's Form 10-KSB for the fiscal year ended May 31, 1999. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

OVERVIEW --

Royal Precision, Inc. ("RP" or the "Company") is a holding company with three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales"), and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company. RP acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. (a wholly-owned subsidiary of RP created for such purpose) merged with and into RG (the "FMP-RG Merger"). RG was the surviving corporation and became a wholly-owned subsidiary of RP. As discussed in Note 7 to the Financial Statements, the Company disposed of the operating assets of Royal Grip Headwear Company (formerly known as Roxxi, Inc. "Roxxi") in March 1999. Results of operations for Roxxi in all periods through May 31, 1999 are reflected as discontinued operations.

FMP is a manufacturer and distributor of golf club shafts that are sold to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The majority of FMP's sales are to OEMs. FMP also sells golf club shafts in foreign markets including Japan, Australia, the United Kingdom, and Canada. RG designs and distributes golf club grips. RG's products are sold primarily throughout the United States, Japan, and the United Kingdom. The majority of RG's grip sales are to its Japanese distributor. In December 1996, RG outsourced the manufacturing of its non-cord grips to Acushnet Rubber Company ("Acushnet"). In May 1999, RG and Acushnet executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement. See Note 8 to the Financial Statements and Reliance on Third Party Suppliers under Business Environment and Future Results below.

The Company principally operates in the golf equipment industry which has historically been seasonal in nature with consumer demand for product being the strongest during the spring and summer months.

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998--

NET SALES. Net sales from continuing operations for the three months ended November 30, 1999 were $6.4 million, an increase of $2.6 million or 67% over net sales from continuing operations of $3.9 million during the corresponding period in 1998. Net sales of golf club shafts increased by $2.5 million or 84% and net sales of golf club grips increased by $24,000 or 3%. The increased golf club shaft sales reflect continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $2.6 million or 113%. Sales of the Company's lower priced, commercial grade golf club shafts were consistent at $0.8 million during both of the three month periods ended November 30, 1999 and 1998.

COST OF SALES. Cost of goods sold from continuing operations for the three months ended November 30, 1999 was $4.6 million, an increase of $2.2 million or 94% over cost of goods sold from continuing operations of $2.4 million during the corresponding period in 1998. Golf club shafts cost of goods sold increased by $2.1 million or 107% and golf club grips cost of goods sold increased by $0.1 million or 33%, both as a result of higher total net sales.

GROSS PROFIT. Gross profit from continuing operations for the three months ended November 30, 1999 was $1.8 million, an increase of $0.3 million or 23% from gross profit from continuing operations of $1.5 million for the corresponding period in 1998. Gross profit from sales of golf club shafts increased by $0.5 million or 42% to $1.6 million due to higher total net sales. As a percentage of sales, the gross profit on sales of golf club shafts decreased from 36% to 28% due to several factors, principally the mix of products sold during the two periods. Sales of pro grade golf club shafts during the three months ended November 30, 1999 consisted principally of products which are not subject to the Company's Frequency Coefficient Matching ("FCM") technology and are sold at a lower price and a lower profit margin than the Company's FCM products. Conversely, a majority of the pro grade shaft sales during the three months ended November 30, 1998 were FCM products. Additionally, the FMP manufacturing facility was operating at high levels of production of pro grade shafts during the three months ended November 30, 1999 to fulfill significant OEM orders during the quarter. Additional production costs such as overtime wages, additional supplies and machinery maintenance were incurred to ramp up production to levels not typically required until the third and fourth fiscal quarters. These additional costs resulted in a higher average unit production cost during the three months ended November 30, 1999 than during the corresponding period in 1998. Finally, inventory write-downs totaling $0.1 million were recorded during the three months ended November 30, 1999 to reduce the book value of certain slow moving inventory items, principally graphite shafts purchased for resale, to estimated net realizable value.

Gross profit from sales of golf club grips decreased by $0.1 million or 30% to $0.3 million despite a slight increase in net sales. As a percentage of sales, the gross profit on sales of golf club grips decreased from 47% to 32%. This decreased margin reflects a different mix of products sold during the two periods. Beginning in November 1998, the Company introduced a buffed golf club grip product for the Japanese market which is being manufactured at a higher cost and is being sold at a lower profit margin than other RG products. Sales of this buffed product represented 25% of sales during the three months ended November 30, 1999 compared to only 1% during the corresponding period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended November 30, 1999 were $1.5 million, an increase of 10% from selling, general and administrative expenses of $1.4 million during the corresponding period in 1998. Additional advertising costs of approximately $175,000 were incurred during the three months ended November 30, 1999 which contributed to the higher sales volumes realized during the period. As a percentage of sales, selling, general and administrative expenses declined from 35% during the three months ended November 30, 1998 to 23% during the corresponding period in 1999.

AMORTIZATION OF GOODWILL. Goodwill was reduced in the fourth quarter of fiscal 1999 as a result of the utilization of pre-merger NOL carryforwards and partial reversal of the valuation allowance on pre-merger deferred tax assets. Therefore, amortization expense was reduced from $131,000 during the three months ended November 30, 1998 to $121,000 during the corresponding period in 1999.

INTEREST EXPENSE. In October 1998, FMP entered into a new credit facility with RG's lender and paid off all existing loans to FMP's previous lender. A prepayment penalty of $75,000 was incurred related to this transaction and was reflected as a component of the $0.2 million interest expense during the three months ended November 30, 1998. Interest expense during the corresponding period in 1999 was $0.1 million.

OTHER INCOME. Other income of $55,000 for the three months ended November 30, 1999 is principally comprised of royalties earned on sales of Roxxi headwear products. Other income of $64,000 for the three months ended November 30, 1998 is principally comprised of interest income on the Acushnet capital lease receivable.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A provision of $62,000 was recorded for taxes on income from continuing operations during the three months ended November 30, 1999 and a benefit of $60,000 was recorded on the loss from continuing operations during the corresponding period in 1998. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

DISCONTINUED OPERATIONS. As discussed in Note 7 to the Financial Statements, the Company disposed of the operating assets of Roxxi in March 1999. Losses from the operations of Roxxi for the three months ended November 30, 1998 were $0.2 million.

SIX MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1998--

NET SALES. Net sales from continuing operations for the six months ended November 30, 1999 were $12.9 million, an increase of $3.0 million or 31% from net sales from continuing operations of $9.9 million during the corresponding period in 1998. Net sales of golf club shafts increased by $2.8 million or 35% and net sales of golf club grips increased by $0.2 million or 12%. The increased golf club shaft sales reflect continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $3.5 million or 58%. Sales of the Company's lower priced, commercial grade golf club shafts decreased by $0.7 million or 33%. Sales of this product have been negatively impacted since the Company instituted a significant price increase during the first quarter of fiscal 1999. In response to these unfavorable results, the Company subsequently modified its pricing structure in an effort to increase sales of this product in future periods. The increased golf club grip sales reflect the success of the new buffed product introduced to the Japanese market in November 1998. Sales of this product for the six months ended November 30, 1999 were $0.8 million compared to $10,000 during the corresponding period in 1998.

COST OF SALES. Cost of goods sold from continuing operations for the six months ended November 30, 1999 was $8.7 million, an increase of $2.5 million or 40% from cost of goods sold from continuing operations of $6.2 million during the corresponding period in 1998. Golf club shafts cost of goods sold increased by $2.0 million or 39% and golf club grips cost of goods sold increased by $0.4 million or 45%, both as a result of higher total net sales.

GROSS PROFIT. Gross profit from continuing operations for the six months ended November 30, 1999 was $4.3 million, an increase of $0.6 million or 16% from gross profit from continuing operations of $3.7 million for the corresponding period in 1998. Gross profit from sales of golf club shafts increased by $0.8 million or 28% to $3.6 million due to higher total net sales. As a percentage of sales, the gross profit on sales of golf club shafts decreased from 35% to 33% due to several factors, principally the mix of products sold during the two periods. Sales of pro grade golf club shafts during the six months ended November 30, 1999 consisted principally of products which are not subject to the Company's FCM technology and are sold at a lower price and a lower profit margin than the Company's FCM products. Conversely, a majority of the pro grade shaft sales during the six months ended November 30, 1998 were FCM products. Additionally, inventory write-downs totaling $0.2 million were recorded during the six months ended November 30, 1999 to reduce the book value of certain slow moving inventory items, principally graphite shafts purchased for resale, to estimated net realizable value.

Gross profit from sales of golf club grips decreased by $0.2 million or 25% to $0.6 million despite an increase in net sales. As a percentage of sales, the gross profit on sales of golf club grips decreased from 47% to 31%. This decreased margin reflects a different mix of products sold during the two periods. Beginning in November 1998, the Company introduced the new buffed product for the Japanese market which is being manufactured at a higher cost and is being sold at a lower profit margin than other RG products. Sales of this product represented 37% of sales during the six months ended November 30, 1999 compared to only 1% during the corresponding period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended November 30, 1999 and 1998 were consistent at $3.1 million. Additional advertising costs of approximately $184,000 were incurred during the six months ended November 30, 1999 which contributed to the higher sales volumes realized during the period. As a percentage of sales, selling, general and administrative expenses declined from 32% during the six months ended November 30, 1998 to 24% during the corresponding period in 1999.

AMORTIZATION OF GOODWILL. Goodwill was reduced in the fourth quarter of fiscal 1999 as a result of the utilization of pre-merger NOL carryforwards and partial reversal of the valuation allowance on pre-merger deferred tax assets. Therefore, amortization expense was reduced from $261,000 during the six months ended November 30, 1998 to $243,000 during the corresponding period in 1999.

INTEREST EXPENSE. In October 1998, FMP entered into a new credit facility with RG's lender and paid off all existing loans to FMP's previous lender. A prepayment penalty of $75,000 was incurred related to this transaction and was reflected as a component of the $0.4 million interest expense during the six months ended November 30, 1998. Interest expense during the corresponding period in 1999 was $0.3 million.

OTHER INCOME. Other income of $110,000 for the six months ended November 30, 1999 is principally comprised of royalties earned on sales of Roxxi headwear products. Other income of $125,000 for the six months ended November 30, 1998 is principally comprised of interest income on the Acushnet capital lease receivable.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A provision of $358,000 was recorded for taxes on income from continuing operations during the six months ended November 30, 1999 and a benefit of $55,000 was recorded on the loss from continuing operations during the corresponding period in 1998. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

DISCONTINUED OPERATIONS. As discussed in Note 7 to the Financial Statements, the Company disposed of the operating assets of Roxxi in March 1999. Losses from the operations of Roxxi for the six months ended November 30, 1998 were $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES--

At November 30, 1999, RP had working capital of $5.9 million and a current ratio of 2.3 to 1 as compared to working capital of $5.8 million and a current ratio of 2.2 to 1 at May 31, 1999.

FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $3,047,000 at November 30, 1999 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of November 30, 1999, FMP had $3,491,000 outstanding under its revolving line-of-credit and $865,000 available for additional borrowings. The FMP line-of-credit expires in September 2002.

RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $493,500 at November 30, 1999 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of November 30, 1999, RG had $94,000 outstanding under its revolving line-of-credit and $532,000 available for additional borrowings. The RG line-of-credit expires in September 2002.

The FMP and RG credit facilities were amended and restated on November 10, 1999 resulting in a reduction of interest rates by 1%, an extension of the maturity dates by one year, and a $1.0 million increase in the FMP line of credit.
Effective November 10, 1999, borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (8.50% at November 30, 1999) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

The FMP and RG credit facilities contain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at November 30, 1999.

The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months.

During the six months ended November 30, 1999, net cash provided by operating activities was $1.0 million which primarily resulted from net income of $0.4 million, depreciation and amortization of $0.6 million and a decrease in accounts receivable of $1.1 million. Cash provided by operating activities was reduced by an increase in inventories of $1.0 million.

Net cash used in investing activities for the six months ended November 30, 1999 was $0.9 million for the purchase of property, plant and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2000 will be approximately $2.0 million including $0.8 million to complete the upgrade of FMP's wastewater treatment facilities. To finance a portion of the estimated $1.0 million total cost of the wastewater treatment project, the Company has received a funding commitment of $750,000 from the Connecticut Development Authority which can be advanced to the Company upon the completion of the facility and approval by the Connecticut Department of Environmental Protection. The Company is assessing its steel golf shaft manufacturing capacities compared to the current and anticipated future volume of customer orders. Based on this assessment and the success of ongoing projects to increase production volumes, significant future capital expenditures may be required at the FMP manufacturing facility.

Net cash used in financing activities for the six months ended November 30, 1999, was $0.3 million resulting from repayments of long term debt and capital lease obligations of $0.7 million and net borrowings under lines-of-credit of $0.5 million.

YEAR 2000 ASSESSMENT --

The following Year 2000 discussion contains various forward-looking statements that represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believe," "expects,"
"estimates" and other similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it and its significant distributors, customers and suppliers will complete the implementation and compliance phases of the Year 2000 plan, and the Company's belief that its internal systems and equipment are Year 2000 compliant. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and rectify all date sensitive lines of code or to replace embedded chips in affected systems or equipment; unanticipated delays or expenses related to correction of the problems; and the actions of independent third-parties with respect to Year 2000 problems.

During the previous two-year period, the Company expended approximately $100,000 to purchase and install new computer hardware and software resulting in all Company hardware and software being Year 2000 compliant. Expenses associated with evaluation of the Company's internal systems for Year 2000 problems were approximately $20,000. The Company believes that any future internal Year 2000 costs will be immaterial.

Due to the Company's extensive internal Year 2000 analysis and completion of the Year 2000 project, the Company determined that an internal contingency plan was not necessary. The Company completed a review of its significant suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. All significant suppliers and utilities indicated that their products and company are Year 2000 compliant. The primary supplier of the Company's golf club grips recently completed a conversion of its accounting system and indicated that its operations, products and services it provides are Year 2000 compliant. The Company has no practical means to verify the information provided by these independent third parties. Based upon this assessment and where practicable, the Company will attempt to mitigate its risks with respect to any suppliers that may not meet the requirements, including seeking alternative suppliers.

Some independent sales representatives that the Company uses may have applications that are not Year 2000 compliant. The Company does not believe this is a material concern since product orders are either manually written and submitted via fax, or are submitted on a Company supplied automated order form that is Year 2000 compliant.

The Company's comprehensive evaluation of its internal systems and equipment addressed both information technology systems ("IT," i.e. business systems and the software development environment) and non-IT systems, (i.e. elevators, building security and HVAC systems) including hardware, software and firmware. The Company's critical internal systems including versions of Macola, ADP, Oracle, Microsoft Exchange, Microsoft Office 97, Microsoft Windows NT, Microsoft Windows 9x, and Microsoft SQL Server products operated successfully during the transition from 1999 to 2000. However, there can be no assurance that the Company will not experience disruptions in its ability to conduct business because of Year 2000 problems experienced by the Company's distributors or vendors, such problems remain a possibility and could have an adverse impact on the Company's results of operations and financial condition. To the extent that its key distributors or vendors experience problems relative to achieving Year 2000 compliance, the Company could suffer unanticipated revenue losses.

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

BUSINESS ENVIRONMENT AND FUTURE RESULTS --

RELIANCE ON THIRD PARTY SUPPLIERS. In May 1999, RG and Acushnet Rubber Company ("Acushnet") executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). As a result in May 1999, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet to be applied against current and future amounts owed to Acushnet for the production of grips. As of November 30, 1999, $0.5 million of the purchase credits had been utilized and the remaining $0.5 million is included in other current assets in the accompanying condensed consolidated balance sheet. In connection with the Termination Agreement, RG is entitled to receive the manufacturing equipment which was leased to Acushnet and Acushnet's obligation to make additional payments to RG under the capital lease was terminated. Additionally, Acushnet is obligated to continue producing grips for RG through January 2000 and to pay up to $100,000 for shipping and installation of the manufacturing equipment at a new location.

RG currently purchases the majority of its supply of non-cord, injected grips from Acushnet and has no immediate replacement supply source. The Company believes that it can obtain a sufficient supply of grips from Acushnet and other existing vendors to satisfy customer demand through December 31, 2000. Included in finished goods inventories at November 30, 1999 are grips at a cost of approximately $0.8 million located at Acushnet. The Company has identified and is in various stages of negotiations with three separate grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to new suppliers will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

Acushnet warehoused and distributed RG's grips under the manufacturing and supply agreement. In connection with the Termination Agreement, the Company will assume responsibility for these functions. In September 1999, approximately $0.2 million of grips were transferred from the Acushnet facility to the Company's manufacturing and distribution facility in Torrington, Connecticut and are included in finished goods inventories at November 30, 1999. The Torrington warehouse has been configured to accommodate storage and shipment of grips. In November 1999, the Company entered into a lease of approximately 9,000 square feet of warehouse space in Scottsdale, Arizona which will serve as a West Coast distribution center. In December 1999, approximately $0.3 million of grips were transferred from the Acushnet facility to the Company's Scottsdale warehouse. When Acushnet has fulfilled its manufacturing obligations under the Termination Agreement, all remaining inventory will be transferred from the Acushnet facility to the Torrington and Scottsdale warehouses. The Company will warehouse and distribute its grips from both the Scottsdale and Torrington locations when the relationship with Acushnet is completed.

DISCONTINUED  OPERATIONS.  In March  1999,  the  operating  assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its headwear manufacturing equipment, headwear inventory and raw materials to another company for $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the three and six months ended November 30, 1999, royalties of $51,000 and $89,000 were recorded, respectively, and are reflected as other income in the accompanying condensed consolidated statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS.

At November 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

PRIMARY MARKET RISK EXPOSURE.

The Company's primary market risk exposure relates to its variable rate debt obligations which are fully described in Note 5 to the Financial Statements. A one percent change in the prime lending rate would have an effect of $17,000 and $33,000 on interest expense for the three and six months ended November 30, 1999, respectively.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On November 2, 1999, R. R. Donnelley & Sons Company, Plaintiff, vs. Royal Precision, Inc., Defendant, was filed in Superior Court, Maricopa County, Arizona. In the matter, R. R. Donnelley & Sons Company ("Donnelley") alleges that the Company is liable under breach of contract for approximately $280,000 in printing costs arising from the preparation of a Joint Proxy Statement/Prospectus related to a proposed merger agreement between the Company and Coyote Sports, Inc. which was terminated prior to the effective date of the merger. Management believes that the action is without merit and intends to defend it vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Amended and Restated Certificate of Incorporation was amended on October 19, 1999 as approved by the stockholders of the Company at their Annual Meeting held October 12, 1999, which amendment decreased the number of authorized shares of Preferred Stock from 5,000,000 to 1,000,000 and decreased the number of authorized shares of Common Stock from 50,000,000 to 10,000,000. This amendment had no effect upon the rights of the holders of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The annual meeting of stockholders was held on October 12, 1999.

     (b) At the annual meeting, David E. Johnston and Thomas A. Schneider were elected as directors, each to serve a term of three years. Other directors whose terms of office continued after the annual meeting are Danny Edwards, Richard P. Johnston and Raymond J. Minella.

     (c) The only matters voted on at the annual meeting were the election of directors and approval of an amendment to the Amended and Restated Certificate of Incorporation. Results of the voting were as follows:

     Total number of shares entitled to vote present or represented at the annual meeting: 3,334,411

     Election of Directors:

                                      For         Authority Withheld
                                      ---         ------------------
       David E. Johnston           3,334,011              400
       Thomas A. Schneider         3,334,061              350

     Approval of amendment to Certificate of Incorporation:

                                 For          Against      Abstain    Not Voted
                                 ---          -------      -------    ---------
                              3,334,211         200          -0-         -0-

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     (3) Certificate of Incorporation and Bylaws

     Exhibit 3.1. Amended and Restated Certificate of Incorporation of Royal Precision, Inc., as amended (restated to reflect amendment filed with the Secretary of State of Delaware on October 19, 1999).

     Exhibit 3.2. Bylaws of Royal Precision, Inc. (incorporated by reference to Annex IV to the Company's Form S-4; No. 333-28841 (the "Form S-4")).

     (4) Instruments Defining the Rights of Security Holders

     Exhibit 4. 1. See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation at Exhibit 3.1.

     Exhibit 4.2. See Article I,  Sections 2.1 and 2.2 of Article II and Section
7.3 of Article VII of the Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

     (10) Material Contracts

     Exhibit 10.1. Royal Precision Stock Option Plan (restated to reflect amendments adopted by the Board of Directors on November 30, 1999 pursuant to authority granted in the Plan).

     Exhibit 10.2. Second Amendment to Credit and Security Agreement between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. dated November 10, 1999.

     Exhibit 10.3. Third Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated November 10, 1999.

     Exhibit 27.

     Financial Data Schedule (submitted electronically for SEC information only)

     (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Registrant during the quarter ended November 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ROYAL PRECISION, INC.

Date January 10, 2000                 By  /s/ Thomas Schneider
                                          --------------------------------------
                                          Thomas Schneider, President


                                      By  /s/ Kevin Neill
                                          --------------------------------------
                                          Kevin Neill, Vice President - Finance
                                          and Chief Financial Officer
                                          (chief accounting officer)

                                  EXHIBIT INDEX

                                                                      PAGE IN
                                                                   SEQUENTIALLY
                                                                     NUMBERED
EXHIBIT                                                                COPY

3.1      Amended and Restated Certificate of Incorporation of           21
         Royal Precision, Inc., as amended (restated to reflect amendment filed with the Secretary of State of Delaware on October 19, 1999).

3.2      Bylaws of Royal Precision, Inc. (incorporated by reference      *
         to Annex IV to the Company's Form S-4; No. 333-28841
         (the "Form S-4")).

4.1      See Articles FOUR, FIVE and SEVEN of the Amended and
         Restated Certificate of Incorporation of the registrant at Exhibit 3.1.

4.2      See Article I, Sections 2.1 and 2.2 of Article II and
         Section 7.3 of Article VII of the Bylaws of Royal
         Precision, Inc. (incorporated by reference to Exhibit
         3.2 to the Form S-4).

10.1     Royal Precision Stock Option Plan (restated to reflect         26
         amendments adopted by the Board of Directors on November
         30, 1999 pursuant to authority granted in the Plan).

10.2     Second Amendment to Credit and Security Agreement between      47
         FM Precision Golf Manufacturing Corp., FM Precision Golf
         Sales Corp. and Wells Fargo Business Credit, Inc. dated
         November 10, 1999.

10.3     Third Amendment to Amended and Restated Credit and             54
         Security Agreement between Royal Grip, Inc., Royal Grip
         Headwear Company and Wells Fargo Business Credit, Inc.
         dated November 10, 1999.

27.      Financial Data Schedule (submitted electronically for
         SEC information only).

----------
*Incorporated by reference