Form 10-Q
period 2000-02-29
ROYAL PRECISION INC
filed 2000-04-11
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended February 29, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Title of each class                             Outstanding at April 7, 2000
    -------------------                             ----------------------------
Common Stock, par value $0.001                            5,676,201 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                FEBRUARY 29,    MAY 31,
                                                                                   2000          1999
                                                                                 --------      --------
                                     ASSETS                                     (UNAUDITED)
CURRENT ASSETS:
 Cash                                                                            $     21      $    184
 Accounts receivable, net of allowance for doubtful accounts of $217
  at February 29, 2000 and $433 at May 31, 1999, respectively                       3,986         4,617
 Inventories                                                                        6,041         4,514
 Other current assets                                                                 103           783
 Deferred income taxes                                                                647           647
                                                                                 --------      --------
     Total current assets                                                          10,798        10,745
                                                                                 --------      --------
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                                 123           123
 Furniture, fixtures and office equipment                                             500           499
 Buildings and improvements                                                           840           670
 Machinery and equipment                                                            4,246         4,144
 Equipment held for sale                                                              500            --
 Construction in progress                                                             524           402
                                                                                 --------      --------
                                                                                    6,733         5,838
 Less - Accumulated depreciation                                                   (1,165)         (929)
                                                                                 --------      --------
                                                                                    5,568         4,909
                                                                                 --------      --------

GOODWILL, net                                                                       8,493         8,857
                                                                                 --------      --------
DEFERRED INCOME TAXES                                                                  70            70
                                                                                 --------      --------
OTHER ASSETS                                                                           77            29
                                                                                 --------      --------
     Total assets                                                                $ 25,006      $ 24,610
                                                                                 ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt and capital lease obligations                 $    906      $  1,203
 Accounts payable                                                                   1,792         1,839
 Accrued salaries and benefits                                                        957           595
 Accrued pension liability                                                            224           251
 Other accrued expenses                                                             1,013         1,079
                                                                                 --------      --------
     Total current liabilities                                                      4,892         4,967

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  net of current portion                                                            6,260         6,191
                                                                                 --------      --------
     Total liabilities                                                             11,152        11,158
                                                                                 --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized
 (reduced from 5,000,000 shares on October 19, 1999); no shares issued                 --            --
Common stock, $0.001 par value; 10,000,000 shares authorized (reduced from 50,000,000 shares on October 19, 1999); 5,676,201 and 5,667,375 shares
 issued and outstanding at February 29, 2000 and May 31, 1999, respectively             6             6
Additional paid-in capital                                                         13,906        13,897
Accumulated deficit                                                                   (11)         (404)
Accumulated other comprehensive loss                                                  (47)          (47)
                                                                                 --------      --------
    Total stockholders' equity                                                     13,854        13,452
                                                                                 --------      --------
    Total liabilities and stockholders' equity                                   $ 25,006      $ 24,610
                                                                                 ========      ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        --------------------------     ---------------------------
                                                        FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,
                                                            2000          1999             2000          1999
                                                        -----------    -----------     -----------    -----------
NET SALES:
 Golf club shafts                                       $     6,066    $     4,178     $    16,938    $    12,220
 Golf club grips                                                949            940           3,013          2,787
                                                        -----------    -----------     -----------    -----------
                                                              7,015          5,118          19,951         15,007
                                                        -----------    -----------     -----------    -----------
COST OF SALES:
 Golf club shafts                                             4,337          3,075          11,587          8,295
 Golf club grips                                                691            589           2,106          1,566
                                                        -----------    -----------     -----------    -----------
                                                              5,028          3,664          13,693          9,861
                                                        -----------    -----------     -----------    -----------

     Gross profit                                             1,987          1,454           6,258          5,146

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,695          1,486           4,819          4,610

MERGER RELATED EXPENSES                                          --            503              --            503

AMORTIZATION OF GOODWILL                                        121            129             364            387
                                                        -----------    -----------     -----------    -----------

     Operating income (loss)                                    171           (664)          1,075           (354)

INTEREST EXPENSE                                                159            206             457            595

OTHER INCOME                                                     76             74             186            199
                                                        -----------    -----------     -----------    -----------
     Income (loss) from continuing operations
       before provision for (benefit from) income taxes          88           (796)            804           (750)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                        53             16             411            (39)
                                                        -----------    -----------     -----------    -----------

     Income (loss) from continuing operations                    35           (812)            393           (711)

DISCONTINUED OPERATIONS:
 Loss from operations of Roxxi, Inc.                             --           (127)             --           (516)
 Loss on disposal of assets of Roxxi, Inc.                       --         (1,214)             --         (1,214)
                                                        -----------    -----------     -----------    -----------
     Net income (loss)                                  $        35    $    (2,153)    $       393    $    (2,441)
                                                        ===========    ===========     ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
 Income (loss) from continuing operations               $      0.01    $     (0.14)    $      0.07    $     (0.13)
 Loss from discontinued operations                               --          (0.24)             --          (0.30)
                                                        -----------    -----------     -----------    -----------
     Net income (loss)                                  $      0.01    $     (0.38)    $      0.07    $     (0.43)
                                                        ===========    ===========     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 USED IN COMPUTING DILUTED PER SHARE INFORMATION          5,843,157      5,667,375       5,807,007      5,643,818
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                  NINE MONTHS ENDED
                                                             --------------------------
                                                             FEBRUARY 29,   FEBRUARY 28,
                                                                2000            1999
                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $   393         $(2,441)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities of continuing
   operations--
  Loss from discontinued operations                                --             516
  Loss on sale of discontinued operations                          --           1,214
  Depreciation and amortization                                   901             703
  Loss on retirement and sale of fixed assets                      18              --
  Changes in operating assets and liabilities--
   Accounts receivable, net                                       811             965
   Inventories                                                 (1,027)         (1,682)
   Other assets                                                   132             (47)
   Accounts payable and accrued expenses                          392             399
   Other liabilities                                               --             (44)
                                                              -------         -------
  Net cash provided by (used in) operating
    activities of continuing operations                         1,620            (417)
                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment, net                                   (1,564)           (754)
 Payments from net investment in capital lease                     --             198
 Merger costs                                                      --            (162)
                                                              -------         -------
 Net cash used in investing activities of
   continuing operations                                       (1,564)           (718)
                                                              -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                          --           5,140
 Proceeds from exercise of common stock options                     9              17
 Borrowings under lines-of-credit, net                            749             515
 Repayments of long-term debt and capital
   lease obligations                                             (977)         (4,245)
                                                              -------         -------
 Net cash (used in) provided by financing
   activities of continuing operations                           (219)          1,427
                                                              -------         -------

NET CASH USED IN DISCONTINUED OPERATIONS                           --            (299)
                                                              -------         -------

DECREASE IN CASH                                                 (163)             (7)

CASH, beginning of period                                         184              28
                                                              -------         -------
CASH, end of period                                           $    21         $    21
                                                              =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for--
   Interest                                                   $   473         $   649
                                                              =======         =======
   Income taxes                                               $    41         $    82
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION --

   The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries (collectively, "RP" or the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended May 31, 1999 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

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

   BUSINESS --

   RP is a holding company which carries on its business operations through its subsidiaries. The Company manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. RP's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, the United Kingdom and Canada.

   USE OF ESTIMATES --

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements such as the estimate for impairment of long-lived assets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. EARNINGS (LOSS) PER SHARE:

   The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share are based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method. The number of shares used in computing income (loss) from continuing operations per share for the three and nine months ended February 29, 2000 and February 28, 1999 were as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                 ----------------------------
                                                 FEBRUARY 29,    FEBRUARY 28,
                                                     2000           1999
                                                 ------------    ------------
   Basic:
     Average common shares outstanding               5,675         5,667

   Diluted:
     Dilutive effect of stock options                  168            --
                                                     -----         -----
     Average common shares outstanding               5,843         5,667
                                                     =====         =====

                                                      NINE MONTHS ENDED
                                                 ----------------------------
                                                 FEBRUARY 29,    FEBRUARY 28,
                                                     2000           1999
                                                 ------------    ------------
   Basic:
     Average common shares outstanding               5,671         5,644

   Diluted:
     Dilutive effect of stock options                  136            --
                                                     -----         -----
     Average common shares outstanding               5,807         5,644
                                                     =====         =====

   For the three and nine months ended February 28, 1999, basic average common shares outstanding for discontinued operations were 5,667,375 and 5,643,818, respectively. Basic and diluted earnings (loss) per share were the same for all periods presented. Loss per share for the three and nine months ended February 28, 1999 was not affected by stock options because their effect was anti-dilutive.

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

4. INVENTORIES:

   Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of February 29, 2000 and May 31, 1999 consisted of the following (in thousands):

                                            FEBRUARY 29, 2000       MAY 31, 1999
                                            -----------------       ------------
   Raw materials                                 $  525                $  471
   Work-in-process                                2,121                 1,566
   Finished goods                                 3,395                 2,477
                                                 ------                ------
                                                 $6,041                $4,514
                                                 ======                ======

5. BORROWING ARRANGEMENTS:

   FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.9 million at February 29, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of February 29, 2000, FMP had $3.5 million outstanding under its revolving line-of-credit and $1.0 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

   RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.5 million at February 29, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of February 29, 2000, RG had $0.4 million outstanding under its revolving line-of-credit and $0.3 million available for additional borrowings. The RG line-of-credit expires in September 2002.

   Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (8.75% at February 29, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

   The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at February 29, 2000.

   On March 24, 2000, the FMP and RG credit facilities were amended and restated. The amount available for borrowings under the FMP facility was increased by $0.5 million. This additional borrowing capacity will be reduced by $0.1 million monthly beginning April 2000 and will expire on July 31, 2000. Also, an additional FMP term loan of up to $0.4 million was established to finance certain capital expenditures currently in process to increase the existing manufacturing capacity of pro grade steel golf club shafts. Funds under this loan can be advanced upon the completion of the capital project which is anticipated to be in the second quarter of fiscal year 2001.

6. INFORMATION ON SEGMENTS:

   The Company has two reportable segments in continuing operations: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Form 10-KSB for the fiscal year ended May 31, 1999. The Company evaluates the performance of these segments based on segment operating income or loss and cash flows. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating officer (in thousands):

                                            THREE MONTHS ENDED FEBRUARY 29, 2000
                                            ------------------------------------
                                               GOLF CLUB    GOLF CLUB
                                                 SHAFTS       GRIPS      TOTAL
                                                 ------       -----      -----
   Net sales                                    $ 6,066     $   949     $ 7,015
   Operating income (loss)                          263         (92)        171
   Depreciation and amortization                     87         211         298

   Total assets for reportable segments         $13,390     $17,674     $31,064
   Assets of discontinued operation                                          34
   Elimination of investment in subsidiaries                             (6,092)
                                                                        -------
   Consolidated total assets                                            $25,006
                                                                        =======

                                            THREE MONTHS ENDED FEBRUARY 28, 1999
                                            ------------------------------------
                                              GOLF CLUB    GOLF CLUB
                                               SHAFTS        GRIPS      TOTAL
                                               ------        -----      -----
   Net sales                                   $ 4,178     $   940     $ 5,118
   Operating loss                                 (521)       (143)       (664)
   Depreciation and amortization                    76         162         238

   Total assets for reportable segments        $10,752     $21,054     $31,806
   Assets of discontinued operation                                        630
   Elimination of investment in subsidiaries                            (7,213)
                                                                       -------
   Consolidated total assets                                           $25,223
                                                                       =======

                                             NINE MONTHS ENDED FEBRUARY 29, 2000
                                            ------------------------------------
                                              GOLF CLUB    GOLF CLUB
                                                SHAFTS       GRIPS      TOTAL
                                                ------       -----      -----
   Net sales                                  $16,938       $3,013     $19,951
   Operating income (loss)                      1,260         (185)      1,075
   Depreciation and amortization                  260          641         901

                                             NINE MONTHS ENDED FEBRUARY 28, 1999
                                            ------------------------------------
                                              GOLF CLUB    GOLF CLUB
                                                SHAFTS       GRIPS      TOTAL
                                                ------       -----      -----
   Net sales                                   $12,220      $2,787    $ 15,007
   Operating loss                                 (239)       (115)       (354)
   Depreciation and amortization                   213         490         703

7. DISCONTINUED OPERATIONS:

   In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its manufacturing equipment, finished goods inventory and raw materials to another company for $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the three and nine months ended February 29, 2000, royalties of $30,000 and $119,000 were recorded, respectively, and are reflected as other income in the accompanying condensed consolidated statements of operations.

8. TERMINATION OF MANUFACTURING SUPPLY CONTRACT:

   In May 1999, RG and Acushnet Rubber Company ("Acushnet") executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). Since January 1997, RG has purchased the majority of its supply of non-cord, injected grips from Acushnet. The Company believes that its current inventory of grips together with purchases from other existing vendors will provide a sufficient supply of grips to satisfy customer demand through December 31, 2000. The Company has identified and is in various stages of negotiations with three separate grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition from Acushnet. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to new suppliers will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

   During the three months ended February 29, 2000, Acushnet completed the production requirements of the Termination Agreement. Finished goods totaling approximately $1.2 million were transported from Acushnet to RG's warehouses. RG utilized a $0.5 million purchase credit it received in conjunction with the Termination Agreement to acquire the grips from Acushnet. Additionally, the grip manufacturing equipment was removed from Acushnet's plant and transported to storage on RG's property. This equipment is no longer being used and is held for sale with a book value of $0.5 million.

9. TERMINATED MERGER AGREEMENT:

   In February 1999, the Company and Coyote Sports, Inc. ("Coyote") entered into a merger agreement pursuant to which RP would become a wholly-owned subsidiary of Coyote (the "RP-Coyote Merger"). In June 1999, the RP-Coyote Merger agreement was terminated at the request of the Company due to a material change in the business of Coyote resulting in an inability to obtain suitable long-term financing. The Company incurred professional fees of $503,000 related to the RP-Coyote Merger during the three months ended February 28, 1999.

10. LITIGATION:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS --

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company believes it has made forward-looking statements within the meaning of the Litigation Reform Act in this Form 10-Q, Forms 10-QSB, Forms 10-KSB, Forms 8-K, and other written or oral statements made by or on behalf of RP which reflect RP's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to international, national, and local economic conditions, RP's dependence on discretionary consumer spending, customer concentration and their plans and commitments, RP's cost and available supply of raw materials, the competitive environment in which RP operates, the timeliness and market acceptance of RP's new product introductions, RP's limited operating history, RP's ability to protect its intellectual property rights, seasonality of sales, fluctuations in operating results, and changes in the financial markets relating to RP's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements ("Financial Statements") and Management's Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in RP's Form 10-KSB for the fiscal year ended May 31, 1999. Please refer to "Risk Factors" therein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

OVERVIEW --

Royal Precision, Inc. ("RP" or the "Company") is a holding company which carries on its business operations through its three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales"), and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company. RP acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. (a wholly-owned subsidiary of RP created for such purpose) merged with and into RG (the "FMP-RG Merger"). RG was the surviving corporation and became a wholly-owned subsidiary of RP. As discussed in Note 7 to the Financial Statements, the Company disposed of the operating assets of Royal Grip Headwear Company (formerly known as Roxxi, Inc. "Roxxi") in March 1999. Results of operations for Roxxi in all periods through May 31, 1999 are reflected as discontinued operations.

The Company manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. RP's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, the United Kingdom and Canada.

The Company principally operates in the golf equipment industry which has historically been seasonal in nature with consumer demand for product being the strongest during the spring and summer months.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999 --

NET SALES. Net sales from continuing operations for the three months ended February 29, 2000 were $7.0 million, an increase of $1.9 million or 37% over net sales from continuing operations of $5.1 million during the corresponding period in 1999. Net sales of golf club shafts increased by $1.9 million or 45% and net sales of golf club grips were consistent at $0.9 million. The increased golf club shaft sales reflect continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $1.7 million or 44%. Sales of the Company's lower priced, commercial grade golf club shafts increased by $0.2 million or 57%.

COST OF SALES. Cost of goods sold from continuing operations for the three months ended February 29, 2000 was $5.0 million, an increase of $1.3 million or 37% over cost of goods sold from continuing operations of $3.7 million during the corresponding period in 1999. Golf club shafts cost of goods sold increased by $1.3 million or 41% as a result of higher total net sales. Golf club grips cost of goods sold increased by $0.1 million or 17% due to additional costs associated with the opening of a new West Coast distribution center in December 1999. Acushnet Rubber Company ("Acushnet") had previously warehoused and distributed RG's grips under the manufacturing and supply agreement. RG has assumed responsibility for these functions following the termination of the Acushnet contracts. Approximately $50,000 in additional costs was incurred related to the new distribution facility during the three months ended February 29, 2000 compared to the corresponding period of 1999. Also, depreciation expense of $60,000 was recorded on the grip manufacturing equipment while in use by Acushnet during the three months ended February 29, 2000 whereas no depreciation expense was recorded during the corresponding period in 1999 when the Acushnet capital lease contract was in effect.

GROSS PROFIT. Gross profit from continuing operations for the three months ended February 29, 2000 was $2.0 million, an increase of $0.5 million or 37% over gross profit from continuing operations of $1.5 million for the corresponding period in 1999. Gross profit from sales of golf club shafts increased by $0.6 million or 57% to $1.7 million due to higher total net sales. As a percentage of sales, the gross profit on sales of golf club shafts increased from 26% to 29%. Gross profit from sales of golf club grips decreased by $0.1 million or 27% to $0.3 million despite consistent net sales. As a percentage of sales, the gross profit on sales of golf club grips decreased from 37% to 27%. The decreased margin reflects additional costs incurred related to the new distribution facility and additional depreciation expense recorded during the three months ended February 29, 2000 compared to the corresponding period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended February 29, 2000 were $1.7 million, an increase of 14% over selling, general and administrative expenses of $1.5 million during the corresponding period in 1999. The $0.2 million increase reflects additional marketing and advertising costs associated with a television commercial campaign which was developed and first aired during the three months ended February 29, 2000. As a percentage of sales, selling, general and administrative expenses declined from 29% during the three months ended February 28, 1999 to 24% during the corresponding period in 2000.

MERGER RELATED EXPENSES. The Company incurred professional fees of $503,000 related to the RP-Coyote Merger during the three months ended February 28, 1999. In June 1999, the merger agreement was terminated at the request of the Company due to a material change in the business of Coyote resulting in an inability to obtain suitable long-term financing.

AMORTIZATION OF GOODWILL. Goodwill was reduced in the fourth quarter of fiscal 1999 as a result of the utilization of pre-merger NOL carryforwards and partial reversal of the valuation allowance on pre-merger deferred tax assets. Therefore, amortization expense was reduced from $129,000 during the three months ended February 28, 1999 to $121,000 during the corresponding period ended February 29, 2000.

INTEREST EXPENSE. Average outstanding borrowings were comparable during the three month periods ended February 29, 2000 and February 28, 1999 and, therefore, interest expense was consistent at $0.2 million.

OTHER INCOME. Other income of $76,000 for the three months ended February 29, 2000 is principally comprised of royalties earned on sales of Roxxi headwear products. Other income of $74,000 for the three months ended February 28, 1999 is principally comprised of interest income on the Acushnet capital lease receivable.

PROVISION FOR INCOME TAXES. Provisions of $53,000 and $16,000 were recorded for taxes on income from continuing operations during the three month periods ended February 29, 2000 and February 28, 1999, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

DISCONTINUED OPERATIONS. As discussed in Note 7 to the Financial Statements, the Company disposed of the operating assets of Roxxi in March 1999 and recorded a loss provision of $1.2 million during the three months ended February 28, 1999. Losses from the operations of Roxxi for the three months ended February 28, 1999 were $0.1 million.

NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1999 --

NET SALES. Net sales from continuing operations for the nine months ended February 29, 2000 were $20.0 million, an increase of $5.0 million or 33% over net sales from continuing operations of $15.0 million during the corresponding period in 1999. Net sales of golf club shafts increased by $4.8 million or 39% and net sales of golf club grips increased by $0.2 million or 8%. The increased golf club shaft sales reflect continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $5.2 million or 53%. Sales of the Company's lower priced, commercial grade golf club shafts decreased by $0.5 million or 22%. Sales of these shafts were negatively impacted when the Company instituted a significant price increase during the first quarter of fiscal 1999. In response to these unfavorable results, the Company subsequently modified its pricing structure in an effort to increase sales of these shafts in future periods. These efforts resulted in increased sales of commercial grade shafts of $0.2 million during the three months ended February 29, 2000 compared to the corresponding period of 1999. The increased golf club grip sales reflect the success of a new buffed product introduced to the Japanese market in November 1998. Sales of this product for the nine months ended February 29, 2000 were $1.0 million compared to $0.2 million during the corresponding period in 1999.

COST OF SALES. Cost of goods sold from continuing operations for the nine months ended February 29, 2000 was $13.7 million, an increase of $3.8 million or 39% over cost of goods sold from continuing operations of $9.9 million during the corresponding period in 1999. Golf club shafts cost of goods sold increased by $3.3 million or 40% and golf club grips cost of goods sold increased by $0.5 million or 35%, both as a result of higher total net sales.

GROSS PROFIT. Gross profit from continuing operations for the nine months ended February 29, 2000 was $6.3 million, an increase of $1.1 million or 22% over gross profit from continuing operations of $5.2 million for the corresponding period in 1999. Gross profit from sales of golf club shafts increased by $1.4 million or 36% to $5.4 million due to higher total net sales. As a percentage of sales, the gross profit on sales of golf club shafts was unchanged at 32%. Gross profit from sales of golf club grips decreased by $0.3 million or 26% to $0.9 million despite an increase in net sales. As a percentage of sales, the gross profit on sales of golf club grips decreased from 44% to 30%. This decreased margin reflects a different mix of products sold during the two periods. Beginning in November 1998, the Company introduced the new buffed product for the Japanese market which is being manufactured at a higher cost and is being sold at a lower profit margin than other RG products. Sales of this product represented 34% of sales during the nine months ended February 29, 2000 compared to only 8% during the corresponding period in 1999. Additionally, depreciation expense of approximately $0.2 million was recorded on the grip manufacturing equipment while in use by Acushnet during the nine months ended February 29, 2000 whereas no depreciation expense was recorded during the corresponding period in 1999 when the Acushnet capital lease contract was in effect.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended February 29, 2000 were $4.8 million, an increase of 5% over selling, general, and administrative expenses of $4.6 million during the corresponding period in 1999. The $0.2 million increase reflects additional marketing and advertising costs associated with a television commercial campaign which was developed and first aired during the three months ended February 29, 2000. As a percentage of sales, selling, general and administrative expenses declined from 31% during the nine months ended February 28, 1999 to 24% during the corresponding period in 2000.

MERGER RELATED EXPENSES. The Company incurred professional fees of $503,000 related to the RP-Coyote Merger during the nine months ended February 28, 1999. In June 1999, the merger agreement was terminated at the request of the Company due to a material change in the business of Coyote resulting in an inability to obtain suitable long-term financing.

AMORTIZATION OF GOODWILL. Goodwill was reduced in the fourth quarter of fiscal 1999 as a result of the utilization of pre-merger NOL carryforwards and partial reversal of the valuation allowance on pre-merger deferred tax assets. Therefore, amortization expense was reduced from $387,000 during the nine months ended February 28, 1999 to $364,000 during the corresponding period in 2000.

INTEREST EXPENSE. In October 1998, FMP entered into a new credit facility with RG's lender and paid off all existing loans to FMP's previous lender. A prepayment penalty of $75,000 was incurred related to this transaction and was reflected as a component of the $0.6 million interest expense during the nine months ended February 28, 1999. Interest expense during the corresponding period in 2000 was $0.5 million.

OTHER INCOME. Other income of $186,000 for the nine months ended February 29, 2000 is principally comprised of royalties earned on sales of Roxxi headwear products. Other income of $199,000 for the nine months ended February 28, 1999 is principally comprised of interest income on the Acushnet capital lease receivable.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A provision of $411,000 was recorded for taxes on income from continuing operations during the nine months ended

February 29, 2000 and a benefit of $39,000 was recorded on the loss from continuing operations during the corresponding period in 1999. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

DISCONTINUED OPERATIONS. As discussed in Note 7 to the Financial Statements, the Company disposed of the operating assets of Roxxi in March 1999 and recorded a loss provision of $1.2 million during the nine months ended February 28, 1999. Losses from the operations of Roxxi for the nine months ended February 28, 1999 were $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES --

At February 29, 2000, RP had working capital of $5.9 million and a current ratio of 2.2 to 1 as compared to working capital of $5.8 million and a current ratio of 2.2 to 1 at May 31, 1999.

FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.9 million at February 29, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of February 29, 2000, FMP had $3.5 million outstanding under its revolving line-of-credit and $1.0 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.5 million at February 29, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of February 29, 2000, RG had $0.4 million outstanding under its revolving line-of-credit and $0.3 million available for additional borrowings. The RG line-of-credit expires in September 2002.

Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (8.75% at February 29, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at February 29, 2000.

On March 24, 2000, the FMP and RG credit facilities were amended and restated. The amount available for borrowings under the FMP facility was increased by $0.5 million. This additional borrowing capacity will be reduced by $0.1 million monthly beginning April 2000 and will expire on July 31, 2000. Also, an additional FMP term loan of up to $0.4 million was established to finance certain capital expenditures currently in process to increase the existing manufacturing capacity of pro grade steel golf club shafts. Funds under this loan can be advanced upon the completion of the capital project which is anticipated to be in the second quarter of fiscal year 2001.

The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months.

During the nine months ended February 29, 2000, net cash provided by operating activities was $1.6 million which primarily resulted from net income of $0.4 million, depreciation and amortization of $0.9 million, a decrease in accounts receivable of $0.8 million and an increase in accounts payable and accrued expenses of $0.4 million. Cash provided by operating activities was reduced by an increase in inventories of $1.0 million.

Net cash used in investing activities for the nine months ended February 29, 2000 was $1.6 million for the purchase of property, plant and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2000 will be approximately $2.2 million. The Company is assessing its steel golf club shaft manufacturing capacities compared to the current and anticipated future volume of customer orders. Based on this assessment and the success of ongoing projects to increase production volumes, significant future capital expenditures may be required at the FMP manufacturing facility to increase production capacity for pro grade steel golf club shafts.

Net cash used in financing activities for the nine months ended February 29, 2000, was $0.2 million resulting from repayments of long term debt and capital lease obligations of $1.0 million and net borrowings under lines-of-credit of $0.8 million.

YEAR 2000 ASSESSMENT --

During the two year period ended December 31, 1999, the Company expended approximately $100,000 to purchase and install new computer hardware and software resulting in all Company hardware and software being Year 2000 compliant and approximately $20,000 to evaluate the Company's internal systems for Year 2000 problems.

The Company did not experience any disruptions in its ability to conduct business due to Year 2000 problems. Also, no customers, suppliers, or financial institutions have informed the Company of any Year 2000 issues that would materially affect the Company.

BUSINESS ENVIRONMENT AND FUTURE RESULTS --

RELIANCE ON THIRD PARTY SUPPLIERS. In May 1999, RG and Acushnet executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). Since January 1997, RG has purchased the majority of its supply of non-cord, injected grips from Acushnet. The Company believes that its current inventory of grips together with purchases from other existing vendors will provide a sufficient supply of grips to satisfy customer demand through December 31, 2000. The Company has identified and is in various stages of negotiations with three separate grip manufacturers which the Company believes can maintain RG's standard of product quality and will facilitate a smooth transition from Acushnet. There can be no assurances that the Company will be able to secure a source for grips on as favorable terms or with the same or better quality as Acushnet. In addition, there can be no assurances that a transition to new suppliers will not result in production delays, the loss of sales and key customers which would materially affect RG's financial condition and results of operations.

During the three months ended February 29, 2000, Acushnet completed the production requirements of the Termination Agreement. Finished goods totaling approximately $1.2 million were transported from Acushnet to RG's warehouses. RG utilized a $0.5 million purchase credit it received in conjunction with the Termination Agreement to acquire the grips from Acushnet. Additionally, the grip manufacturing equipment was removed from Acushnet's plant and transported to storage on RG's property. This equipment is no longer being used and is held for sale with a book value of $0.5 million.

DISCONTINUED OPERATIONS. In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its manufacturing equipment, finished goods inventory and raw materials to another company for $300,000 and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $200,000. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the three and nine months ended February 29, 2000, royalties of $30,000 and $119,000 were recorded, respectively, and are reflected as other income in the accompanying condensed consolidated statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS.

At February 29, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

PRIMARY MARKET RISK EXPOSURE.

The Company's primary market risk exposure relates to its variable rate debt obligations which are fully described in Note 5 to the Financial Statements. A one percent change in the prime lending rate would have an effect of $18,000 and $51,000 on interest expense for the three and nine months ended February 29, 2000, respectively.

The Company has entered into a contract of approximately $0.4 million to purchase certain manufacturing equipment. This contract is denominated in German Deutsche Marks. The Company expects to take delivery of this equipment and make final payment under the contract in October 2000. The Company has not hedged this transaction as of February 29, 2000 and, accordingly, will be impacted by any change in the exchange rate prior to the ultimate settlement date of the contract.

                                      -16

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On November 2, 1999, R. R. Donnelley & Sons Company, Plaintiff, vs. Royal Precision, Inc., Defendant, was filed in Superior Court, Maricopa County, Arizona. This matter was first reported in the registrant's Form 10-Q filing for the period ended November 30, 1999. There were no material developments in this matter during the quarter ended February 29, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          (3)  Certificate of Incorporation and Bylaws

          Exhibit 3.1. Amended and Restated Certificate of Incorporation of Royal Precision, Inc. (restated to reflect amendment filed with the Secretary of State of Delaware on October 19, 1999) (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the period ended November 30, 1999).

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

          (10) Material Agreements.

          Exhibit 10.1. Third Amendment to Credit and Security Agreement between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. dated March 24, 2000.

          Exhibit 10.2. Fourth Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated March 24, 2000.

          Exhibit 27.

          Financial Data Schedule (submitted electronically for SEC information only)

          (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Registrant during the quarter ended February 29, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYAL PRECISION, INC.

Date April 7, 2000                      By /s/ Thomas Schneider
     -------------                         -------------------------------------
                                           Thomas Schneider, President
                                           and Chief Operating Officer


                                        By /s/ Kevin Neill
                                           -------------------------------------
                                           Kevin Neill, Vice President - Finance
                                           and Chief Financial Officer
                                           (chief accounting officer)

                                  EXHIBIT INDEX
                                                                       Page in
                                                                    Sequentially
                                                                      Numbered
Exhibit                                                                 Copy
-------                                                                 ----
  3.1            Amended and Restated  Certificate of Incorporation
                 of Royal  Precision,  Inc.  (restated  to  reflect
                 amendment  filed  with the  Secretary  of State of
                 Delaware on October 19, 1999).                           *

  3.2 Bylaws of Royal Precision, Inc. (incorporated by reference to Annex IV to the Company's Form S-4;
                 No. 333-28841 (the "Form S-4)).                          *

  4.1 See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation of the registrant at Exhibit 3.1.

  4.2 See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3 of Article VII of the Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

  10.1           Third  Amendment to Credit and Security  Agreement
                 between FM Precision Golf Manufacturing  Corp., FM
                 Precision   Golf  Sales  Corp.   and  Wells  Fargo
                 Business Credit, Inc. dated March 24, 2000.              20

  10.2           Fourth  Amendment to Amended and  Restated  Credit
                 and Security  Agreement  between Royal Grip, Inc.,
                 Royal  Grip  Headwear   Company  and  Wells  Fargo
                 Business Credit, Inc. dated March 24, 2000.              35

  27. Financial Data Schedule (submitted electronically for SEC information only).

----------
* Incorporated by reference