Form 10-K405
period 2000-05-31
ROYAL PRECISION INC
filed 2000-08-14
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended: May 31, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the  transition  period from _______________ to ________________

    Commission file number: 0-22889

                              ROYAL PRECISION, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      06-1453896
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

15170 North Hayden Road, Suite 1, Scottsdale, Arizona                   85260
-----------------------------------------------------                 ----------
      (Address of Principal Executive Offices)                        (Zip Code)

                                 (480) 627-0200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on August 7, 2000 was $5,782,000.

     The number of shares of Common Stock outstanding on August 7, 2000 was 5,678,956.

                      Documents incorporated by reference:

Portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                     PART I

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Management believes that this Form 10-K includes forward-looking statements which reflect the views of the Company with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, the cost of raw materials, the competitive environment in which the Company operates, and changes in the financial markets relating to the Company's capital structure and cost of capital. Statements in this Form 10-K, including the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are included in Exhibit 99.1. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

ITEM 1. DESCRIPTION OF BUSINESS.

     Royal Precision, Inc. ("RP" or the "Company") is a holding company which carries on its business operations through its three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company (formerly known as Roxxi, Inc.,
"Roxxi"). RP (formerly FM Precision Golf Corp.), FMP and FMP Sales were incorporated in Delaware on May 3, 1996 by a group of investors who acquired, through such companies, substantially all of the assets of the golf club shaft manufacturing business of Brunswick Corporation. RP acquired RG, a Nevada corporation, on August 29, 1997 and RP simultaneously changed its name from FM Precision Golf Corp. to Royal Precision, Inc. As discussed in note 3 to the consolidated financial statements, the Company disposed of the operating assets of Royal Grip Headwear Company, a Nevada corporation, in March 1999. Results of operations for Roxxi in all periods through May 31, 1999 are reflected as discontinued operations.

PRINCIPAL PRODUCTS; MARKETS

     The Company designs, manufactures and distributes steel golf club shafts, sales of which represented 85%, 82% and 85% of total revenues during the fiscal years ended May 31, 2000, 1999 and 1998, respectively. The Company developed and patented the "Rifle", the first modern stepless steel golf club shaft in the industry. Management believes that this shaft is the premier steel shaft available in the market today due to its patented internal and external design characteristics which result in superior performance, consistency and strength compared to other steel golf club shafts. The Company also pioneered, patented, and now licenses the technology of Frequency Coefficient Matching ("FCM") golf club shafts by means of an electronic analyzer. Management believes that FCM is more accurate than any other sorting method, in that it ensures identical shaft flex from club-to-club throughout a set, allowing the golfer to maintain a consistent, natural swing tempo regardless of the club chosen.

     The Company also designs and distributes golf club grips, sales of which represented 15%, 18% and 15% of total revenues during the fiscal years ended May 31, 2000, 1999 and 1998, respectively. In 1989, RG introduced a rubber wrap golf grip that gained widespread acceptance in the golf industry and enabled RG to achieve brand name recognition. The Company currently offers a wide variety of standard and custom models, all of which management believes feature durability and a distinctive feel and appearance. These grips are sold principally into the replacement market, which serves those golfers seeking to replace grips that have become worn and slick due to prolonged use.

     In February 2000, the Company introduced the "Rifle" Graphite shaft, a filament wound product which it co-designed and distributes. Management believes that this product has superior consistency properties based on the proprietary filament winding and finishing processes utilized in its manufacture that give the shaft uniform wall thickness and oscillation characteristics. Because the "Rifle" Graphite was not introduced until the end of fiscal 2000, sales of this product were immaterial to the Company's operations and financial condition, representing less than 1% of total revenues during the fiscal year ended May 31, 2000.

     Sales to original equipment manufacturers ("OEMs") accounted for the vast majority of the Company's sales in fiscal 2000, with the remainder of the sales being made to distributors, custom club assemblers, pro shops and repair shops. The Company's products are sold by OEMs as a component of the complete golf club through a variety of channels including sporting goods stores, discount stores, mail order catalogs, pro shops and mass merchandisers.

     Of the Company's top ten customers during the fiscal year ended May 31, 2000, two are international. The Company's exclusive Japanese distributor is its largest account (see "Principal Suppliers and Customers") and its Australian distributor is its eighth largest account. The Company also has a presence in Europe and Canada through other distributor relationships.

BACKLOG

     As of May 31, 2000, the Company had open orders from customers totaling approximately $4.2 million for shipment during the fiscal year ending May 31, 2001. Open orders as of May 31, 1999 for shipment during fiscal 2000 were approximately $4.1 million.

COMPETITION

     The golf equipment industry is highly competitive. There are numerous companies competing in various segments of the golf equipment markets including those which manufacture and sell the golf club component parts which are shafts, grips and heads. Some of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. The Company competes primarily on the basis of product quality, product specifications and design, on-time deliveries, customer relationships and price.

     The Company competes primarily with three companies which manufacture and distribute steel golf club shafts to OEMs. FMP is the second largest producer of steel shafts, after True Temper Sports, Inc. Management believes that its market share in steel shafts is approximately 25% while True Temper's market share in steel shafts is believed to be approximately 60%. Other competitors which manufacture steel golf club shafts include Nippon Shaft Co., Ltd. and Far East Machinery Co., Ltd., both of which are located in Asia.

     The Company's principal competitors in the golf club grip market include Eaton/Golf Pride and Lamkin Corp. Management believes that its market share in golf club grips is approximately 3% while Eaton/Golf Pride's and Lamkin's market shares are believed to be approximately 55% and 15%, respectively.

PRINCIPAL SUPPLIERS AND CUSTOMERS

     In December 1996, RG and Acushnet Rubber Company ("Acushnet") entered into a manufacturing and supply agreement whereby RG outsourced the manufacturing of its golf club grips to Acushnet. Additionally, the two parties entered into an agreement resulting in the transfer of RG's manufacturing equipment to Acushnet under a capital lease. Since January 1997, RG has purchased the majority of its supply of non-cord, injected grips from Acushnet. In May 1999, RG and Acushnet executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet in May 1999. Additionally, Acushnet's obligation to make additional payments to RG under the capital lease was terminated but Acushnet was required to continue producing grips through February 2000 at which time RG received the manufacturing equipment which was previously leased to Acushnet. The Company believes that its current inventory of grips is sufficient to satisfy customer demand through December 31, 2000. The Company is currently purchasing grips from various suppliers and believes it has an adequate source of supply to meet its current and anticipated future customer needs. However, there can be no assurance that the transition to new suppliers will not result in production delays or the loss of sales and key customers which would have a material adverse effect on the Company's financial condition and results of operations.

     FMP uses Worthington Industries, Inc. ("Worthington") as its primary supplier for strip steel but has no supply contract with Worthington. Should Worthington fail to deliver steel, there may be a disruption of operations at FMP until an alternate supplier is procured. Worthington provides steel from two separate plant locations. If one Worthington plant becomes unable to fill the necessary requirements, orders could be filled from the alternate location. Although FMP has elected to use Worthington as its primary supplier of strip steel, management believes that there are other acceptable supply sources at comparable prices and that the loss of Worthington as a supplier would not have a significant adverse impact on the Company.

     The Company has a ten-year agreement with Precision FM Japan, Ltd. ("Precision FM") which grants exclusive distribution rights for sale of the Company's golf club grips in Japan and certain other Asian countries. The Company also has a five-year agreement with Marubeni Corporation ("Marubeni") and Precision Japan, Ltd. ("Precision") which grants exclusive distribution rights for sale of the Company's golf club shafts in Japan and certain other Asian countries. Precision FM and Precision are subsidiaries of Marubeni and are collectively referred to as "Precision Japan." The grip and shaft agreements with Precision Japan expire in July 2001 and July 2002, respectively. Precision Japan may renew the grip agreement for successive five-year terms. The grip agreement is terminable by either party for cause or if they fail to agree upon pricing terms, or by Precision Japan at any time upon six months prior notice to the Company. Precision Japan may renew the shaft agreement for successive two-year terms. The shaft agreement is terminable by either party for cause or by the Company if Precision Japan fails to meet certain minimum purchase requirements. While the Company currently enjoys a strong relationship with Precision Japan, the loss of Precision Japan as a distributor of the Company's products would have a significant adverse effect on the Company.

     The Company is significantly dependent on sales to Precision Japan and Taylor Made Golf which, in the aggregate, represented 46%, 40% and 35% of the Company's total net sales for the fiscal years ended May 31, 2000, 1999 and 1998, respectively. Precision Japan accounted for 19% of golf club shaft sales and 73% of golf club grip sales during fiscal 2000. Taylor Made Golf represented 22% of shaft sales and less than 1% of grip sales during fiscal 2000. The Company does not have a supply agreement with Taylor Made Golf. The loss of sales to either of these companies could have a significant adverse impact on the Company's business.

     Sales of golf equipment historically have been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions and the popularity of golf in general. A decrease in consumer spending on golf equipment could have an adverse effect on the Company's business and operating results. Sales in the golf equipment industry have historically been seasonal in nature with consumer demand for product being the strongest during the spring and summer months.

PATENTS, TRADEMARKS

     The Company has obtained a trademark and a utility patent on the manufacture and design of its "Rifle" steel shaft products. Management believes that its "Rifle" products are superior to other steel golf club shafts in performance, consistency and strength which provides the Company a competitive advantage in the golf equipment industry. Management believes that some of the shaft patents material to its future success are its patent which enables a club maker to take frequency sorted steel shafts and calculate what new frequency shafts are needed to produce a Frequency Matched product, its patent which relates to the same frequency sorting, but for graphite shafts, and its patent which relates to the manipulation of flex distribution within a shaft or set of shafts. These patents expire on May 9, 2006, October 19, 2008, and January 12, 2016, respectively. Other patents held by the Company on frequency matching and the manufacture of steel golf shafts and clubs have expired. While there can be no assurance that competitors will not use the technology of the expired patents in the future, the Company's principal competitors have not adopted, nor does management believe that they have plans to copy, the expired patents.

     The Company also relies upon trademarks to establish and protect its proprietary rights in its grip products and technologies. The RG logo and the name "Royal Grip" have been registered as trademarks in the United States, Japan and in other foreign countries. In addition, the Company has filed trademark applications relating to the names and configurations of several of its grip products in the United States and in foreign countries, including Japan. The Company has also obtained design patents on some of its grips and applied for others that are pending. The Company protects its proprietary rubber compound and related technologies as trade secrets. Despite such safeguards, there can be no assurance that its proprietary rights are adequately protected or that competitors will not be able to produce golf club grips that successfully imitate the Company's designs and materials without infringing the Company's proprietary rights.

REGULATIONS

     The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new products to assure compliance with USGA standards. Although the Company believes that all of its golf club shafts and grips comply with current USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

RESEARCH AND DEVELOPMENT

     The Company's engineering, sales and other staff, together with independent consultants engaged by the Company, work to conceive new product opportunities by creating prototypes and masters and by working with suppliers and customers to design and produce finished products. New golf club shaft and grip products are tested through the Company's sales force with customers and various tour players. During the fiscal years ended May 31, 2000, 1999 and 1998, the Company spent approximately $0.7 million, $0.6 million and $0.5 million on research and development, respectively.

ENVIRONMENTAL

     In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut manufacturing facility (the "FMP plant"). In conjunction with the Brunswick Acquisition, Brunswick Corporation agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick Corporation has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. Failure of Brunswick Corporation to fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations. The Company has retained legal counsel for representation on various environmental matters related to the Brunswick Acquisition. Total legal fees incurred related to these matters during the fiscal year ended May 31, 2000 were approximately $0.1 million.

     The Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging violation of certain provisions of a permit related to the discharge of treated wastewater at the FMP plant. This permit was issued to the Company in February 1997 based on an application prepared by Brunswick Corporation in April 1996. In April 2000, the Company reached a settlement agreement with DEP discharging the Company from any civil liability with respect to the allegations in the NOV, subject to completion and approval of certain remedial measures at the FMP plant. The Company incurred approximately $0.2 million in capital expense to complete these remedial measures during the fiscal year ended May 31, 2000 and, in June 2000, obtained a certification from DEP that the work was satisfactorily completed. The Company is seeking reimbursement from Brunswick Corporation for the cost of remediation and legal fees incurred in conjunction with this matter.

     In April 2000, the Company received a request for information from the U.S. Environmental Protection Agency ("EPA") related to disposal and treatment of waste materials from the FMP plant during a period from 1982 to 1997. The EPA is currently conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by the Company and Brunswick Corporation to treat and dispose non-hazardous waste oils from the FMP plant. EPA has not issued any demands for reimbursement or performance of work from the Company relating to this matter and there is not sufficient information at this time to determine what, if any, action EPA may pursue and what, if any, effect it may have on the Company's financial condition and results of operations.

     During the fiscal year ended May 31, 2000, the Company incurred approximately $1.0 million in capital expense to upgrade the wastewater treatment facilities at the FMP plant to comply with new EPA mandates on water quality adopted by DEP. Upgrade of these systems is complete and was approved by DEP in February 2000. The Company does not anticipate significant additional cost related to the upgrade of these systems.

     During the fiscal year ended May 31, 2000, the Company expended approximately $74,000 on the treatment, storage and disposal of hazardous waste at the FMP plant. Regulatory fees for various environmental permits and costs during the year were approximately $11,000.

EMPLOYEES

     As of May 31, 2000, the Company had 328 employees. Approximately 70% of the Company's work force is covered by a collective bargaining agreement which expires in November 2002. The Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's golf club shaft manufacturing facility is located at 535 Migeon Avenue, Torrington, Connecticut and comprises approximately 230,000 square feet. The manufacturing facility is owned by the Company subject to an open-end mortgage granted to Wells Fargo Business Credit, Inc. See note 7 of Notes to Consolidated Financial Statements.

     The Company's principal executive and administrative offices are located in approximately 8,000 square feet of a leased facility at 15170 North Hayden Road, Suite 1, Scottsdale, Arizona. The monthly payment under the lease is approximately $16,000 and the term of the lease expires in May 2001.

     In November 1999, the Company entered into a lease of approximately 9,000 square feet of warehouse space located at 7861 East Gray Road, Suites 107-111, Scottsdale, Arizona. This facility serves as a distribution point from which product is shipped to the Company's West Coast customers. The monthly payment under the lease is approximately $7,600 and the term of the lease expires in November 2001.

     In the opinion of management, these facilities are suitable and adequate for the Company's intended use and are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is from time to time a party to various routine legal proceedings, incidental to the Company's business. Management believes that none of the current routine proceedings will have a material adverse effect on the Company's financial condition or future operating results.

     On November 2, 1999, R. R. Donnelley & Sons Company, Plaintiff, vs. Royal Precision, Inc., Defendant, was filed in Superior Court, Maricopa County, Arizona. In the matter, R. R. Donnelley & Sons Company ("Donnelley") alleged that the Company is liable under breach of contract for approximately $280,000 in printing costs arising from the preparation of a Joint Proxy Statement/Prospectus related to a proposed merger agreement between the Company and Coyote Sports, Inc. which was terminated prior to the effective date of the merger. On April 17, 2000, the court granted the Company's motion to dismiss this suit. However, the court has not yet signed a final judgment and it is uncertain whether or not Donnelley will appeal the dismissal. Management believes that the action is without merit and intends to defend any appeal vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on The Nasdaq National Market under the trading symbol "RIFL". The prices set forth below reflect the high and low sale prices for shares of Common Stock for each quarter during the past two fiscal years as reported by The Nasdaq National Market.

                                                   HIGH      LOW
                                                   ----      ---
             FISCAL YEAR 1999
             First Quarter                        $ 5.28    $3.88
             Second Quarter                         4.88     3.00
             Third Quarter                          3.50     1.28
             Fourth Quarter                         3.88     2.13

             FISCAL YEAR 2000
             First Quarter                          4.00     1.75
             Second Quarter                         2.88     2.00
             Third Quarter                          3.50     2.31
             Fourth Quarter                         3.50     2.50

     As of August 7, 2000, the Company had approximately 90 holders of Common Stock of record.

     The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any earnings to finance the growth of its business. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company's two credit facilities each limit the Company's ability to pay dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below for, and as of, each of the three years since the Company has been publicly traded is derived from the Company's consolidated financial statements as of May 31, 2000, 1999 and 1998. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     2000      1999      1998
                                                    -------   -------   -------

     Net sales                                      $29,925   $23,219   $24,722
     Income from continuing operations                  870       276       268
     Income from continuing operations per share       0.15      0.05      0.05
     Total assets                                    24,942    24,610    25,886
     Long-term debt and capital lease obligations     6,027     6,191     3,171
     Total liabilities                               10,530    11,158    11,559

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW--

     Royal Precision, Inc. ("RP" or the "Company") is a holding company which carries on its business operations through its three wholly-owned subsidiaries which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company (formerly known as Roxxi, Inc., "Roxxi"). RP acquired RG on August 29, 1997 by means of a merger whereby FMPSUB, Inc. (a wholly-owned subsidiary of RP created for such purpose) merged with and into RG (the "FMP-RG Merger"). RG was the surviving corporation and became a wholly-owned subsidiary of RP. As discussed in note 3 to the consolidated financial statements, the Company disposed of the operating assets of Royal Grip Headwear Company in March 1999. Results of operations for Roxxi in all periods through May 31, 1999 are reflected as discontinued operations.

     The Company designs, manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, the United Kingdom and Canada.

     The Company principally operates in the golf equipment industry which has historically been seasonal in nature with consumer demand for product being the strongest during the spring and summer months.

FISCAL YEAR ENDED MAY 31, 2000 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 1999--

     NET SALES. Net sales from continuing operations for the year ended May 31, 2000 were $29.9 million, an increase of $6.7 million or 29% over net sales from continuing operations of $23.2 million in 1999. Net sales of golf club shafts increased by $6.4 million or 33% and net sales of golf club grips increased by $0.3 million or 8%. The increased golf club shaft sales reflect continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $6.7 million or 43%. Sales of the Company's lower priced, commercial grade golf club shafts decreased by $0.3 million or 10%. The increased golf club grip sales reflect the success of a new buffed product introduced to the Japanese market in November 1998. Sales of this product for the year ended May 31, 2000 were $1.7 million compared to $0.6 million in 1999.

     COST OF SALES. Cost of goods sold from continuing operations for the year ended May 31, 2000 was $20.5 million, an increase of $5.5 million or 37% over cost of goods sold from continuing operations of $15.0 million in 1999. Golf club shafts cost of goods sold increased by $4.7 million or 37% as a result of higher total net sales. Golf club grips cost of goods sold increased by $0.8 million or 33% due to higher total net sales and additional costs associated with the opening of a new West Coast distribution center in December 1999. Acushnet Rubber Company ("Acushnet") had previously warehoused and distributed RG's grips under a manufacturing and supply agreement. RG assumed responsibility for these functions following the termination of the Acushnet contracts. (See note 5 to the consolidated financial statements.) Approximately $0.1 million in additional costs was incurred related to the new distribution facility during the year ended May 31, 2000. Also, depreciation expense of $0.2 million was recorded on the grip manufacturing equipment while in use by Acushnet during the year ended May 31, 2000 whereas no depreciation expense was recorded in 1999 when the Acushnet capital lease contract was in effect.

     GROSS PROFIT. Gross profit from continuing operations for the year ended May 31, 2000 was $9.4 million, an increase of $1.2 million or 15% over gross profit from continuing operations of $8.2 million in 1999. Gross profit from sales of golf club shafts increased by $1.6 million or 26% to $8.0 million due to higher total net sales. As a percentage of sales, the gross profit on sales of golf club shafts decreased from 33% to 31% due to several factors, principally the mix of products sold during the two periods. Sales of a particular pro grade shaft which is not subject to the Company's Frequency Coefficient Matching ("FCM") technology and is sold at a lower price and a lower profit margin than the Company's other pro grade products totaled approximately $4.3 million, or 17% of total shaft sales during fiscal 2000. Sales of this product during fiscal 1999 were approximately $1.8 million, or 9% of total shaft sales. Additionally, inventory write-downs of $0.3 million were recorded to reduce the book value of certain graphite shafts purchased for resale prior to the introduction of the "Rifle" Graphite, to estimated net realizable value. Overtime pay and workers' compensation insurance premiums also increased significantly during fiscal 2000 as production was increased to meet the higher sales demand.

     Gross profit from sales of golf club grips decreased by $0.4 million or 23% to $1.4 million despite an increase in net sales. As a percentage of sales, the gross profit on sales of golf club grips decreased from 44% to 31%. This decreased margin reflects the additional warehouse costs and depreciation discussed above as well as a different mix of products sold during the two periods. Beginning in November 1998, the Company introduced the new buffed product for the Japanese market which is being manufactured at a higher cost and is being sold at a lower profit margin than other RG products. Sales of this product represented 38% of sales during the year ended May 31, 2000 compared to only 14% in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended May 31, 2000 were $7.1 million, an increase of 19% over selling, general and administrative expenses of $5.9 million during the corresponding period in 1999. The $1.1 million increase primarily consists of additional marketing and advertising costs including a television commercial campaign which first aired in January 2000 and management bonuses earned under an incentive compensation plan based on the profitability of the Company. As a percentage of sales, selling, general and administrative expenses declined from 26% during year ended May 31, 1999 to 24% during the corresponding period in 2000.

     AMORTIZATION OF GOODWILL. Goodwill was reduced in the fourth quarter of fiscal 1999 as a result of the utilization of net operating loss carryforwards established prior to the FMP-RG Merger ("Pre-Merger NOLs") and partial reversal of the valuation allowance on pre-merger deferred tax assets. Therefore, amortization expense was reduced from $521,000 during the year ended May 31, 1999, to $486,000 in 2000.

     GAIN ON TERMINATION OF MANUFACTURING SUPPLY CONTRACT. As discussed in note 5 to the consolidated financial statements, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and capital lease agreement in May 1999. RG recognized a one-time aggregate gain of $0.9 million during fiscal 1999 as a result of this Termination Agreement. See Reliance on Third Party Suppliers under Business Environment and Future Results below.

     INTEREST EXPENSE. In October 1998, FMP entered into a new credit facility with RG's lender and paid off all existing loans to FMP's previous lender. A prepayment penalty of $75,000 was incurred related to this transaction and was reflected as a component of the $0.8 million interest expense during the year ended May 31, 1999. Interest expense in 2000 was $0.6 million.

     TERMINATED MERGER EXPENSES. As discussed in note 6 to the consolidated financial statements, the Company incurred professional fees of $1.0 million during the year ended May 31, 1999 related to a terminated merger agreement with Coyote Sports, Inc. (the "RP-Coyote Merger"). These expenses represent costs incurred for due diligence, negotiation of agreements and preparation of a registration statement for the contemplated merger.

     OTHER INCOME. Other income of $267,000 for the year ended May 31, 2000 is principally comprised of royalties earned on sales of Roxxi headwear products as well as royalty fees from other contracts which license certain Company technology and products. Other income of $243,000 for the year ended May 31, 1999 primarily represents interest income on the Acushnet capital lease receivable.

     PROVISION FOR INCOME TAXES. Provisions of $616,000 and $804,000 for taxes on income from continuing operations were recorded during the years ended May 31, 2000 and 1999, respectively. During fiscal 2000, the Company utilized approximately $0.5 million of Pre-Merger NOLs and also determined that approximately $1.9 million of Pre-Merger NOLs were realizable. As such, the Company reduced the valuation allowance on its deferred income tax assets by approximately $0.7 million (see notes 2 and 10 to the consolidated financial statements). During fiscal 2000, the Company also reduced the valuation allowance on other deferred income tax assets, not related to the FMP-RG Merger, by approximately $162,000. During fiscal 1999, the Company utilized approximately $0.9 million of Pre-Merger NOLs and also determined that approximately $1.0 million of Pre-Merger NOLs were realizable and, therefore, reduced the valuation allowance on its deferred income tax assets by an aggregate of $0.7 million. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

     DISCONTINUED OPERATIONS. As discussed in note 3 to the consolidated financial statements, the Company disposed of the operating assets of Roxxi in March 1999. A loss of $0.8 million was recorded on this sale, net of a tax benefit of $0.4 million, reflecting a write-down of the excess book value of assets sold over the cash received. Losses from the operations of Roxxi for the year ended May 31, 1999 were $0.4 million net of an income tax benefit of $0.2 million.

FISCAL YEAR ENDED MAY 31, 1999 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 1998--

     NET SALES. Net sales from continuing operations for the year ended May 31, 1999 were $23.2 million, a decrease of $1.5 million or 6% from net sales from continuing operations of $24.7 million in 1998. Net sales of golf club shafts decreased by $1.9 million or 9% primarily due to a reduction in sales of the Company's lower priced, commercial grade golf club shafts of $5.5 million or 61%. Sales of this product were significantly reduced following a price increase instituted by the Company in the first fiscal quarter of 1999. In response to these unfavorable results, the Company subsequently modified its pricing structure in an effort to increase sales of this product in future periods. Net sales of the Company's higher priced, pro grade golf club shafts increased by $3.5 million or 29%. This increase reflects the strong demand for the Company's proprietary "Rifle" shafts. Net sales of golf club grips increased by $0.4 million or 12% primarily due to the inclusion of RG golf club grip sales of $1.0 million during the first quarter of fiscal 1999 compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger. RG's business with two significant OEM customers has decreased significantly from sales of $440,000 during fiscal 1998 compared to $40,000 during fiscal 1999.

     COST OF SALES. Cost of goods sold from continuing operations for the year ended May 31, 1999 was $15.0 million, a decrease of 9% from cost of goods sold from continuing operations of $16.5 million in 1998. The decrease in cost of goods sold of $1.5 million is primarily attributable to the decline in sales of commercial grade golf club shafts discussed above. Total golf club shafts cost of goods sold decreased by $2.0 million. Golf club grips cost of goods sold increased by $0.5 million primarily due to the inclusion of RG golf club grips cost of goods sold of $0.5 million during the first quarter of fiscal 1999 compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger.

     GROSS PROFIT. Gross profit from continuing operations for both of the years ended May 31, 1999 and 1998 was $8.2 million. Gross profit from sales of golf club shafts was unchanged at $6.3 million despite the $1.9 million reduction in net sales due to a favorable change in the mix of product sales from lower margin, commercial grade shafts to higher margin, pro grade shafts. As a percentage of sales, the gross profit on shaft sales increased from 30% to 33%. Gross profit from sales of golf club grips was unchanged at $1.9 million despite an increase in net sales of $0.4 million. Fiscal 1998 gross profit reflects a $0.5 million credit received from Acushnet as compensation for production delays and shortfalls which was recorded as a one-time reduction in golf club grips cost of sales during the second quarter of fiscal 1998 (see note 5 to the consolidated financial statements). Gross profit on sales of golf club grips during the first quarter of fiscal 1999 was $0.5 million compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended May 31, 1999 were $5.9 million, a decrease of 5% from selling, general and administrative expenses of $6.3 million in 1998. This net reduction of $0.4 million was achieved despite the inclusion of selling, general and administrative expenses of $0.2 million from RG operations and goodwill amortization of $0.1 million during the first fiscal quarter of 1999 compared to $0 during the comparable period of 1998 which was prior to the effective date of the FMP-RG Merger. The Company began a cost cutting program following the FMP-RG Merger which resulted in reductions of corporate overhead costs.

     AMORTIZATION OF GOODWILL. Amortization expense of $0.5 million was recorded for the year ended May 31, 1999 compared to an expense of $0.4 million in 1998 which included only nine months of amortization following the effective date of the FMP-RG Merger.

     GAIN ON TERMINATION OF MANUFACTURING SUPPLY CONTRACT. As discussed in note 5 to the consolidated financial statements, RG and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and capital lease agreement in May 1999. RG recognized a one-time aggregate gain of $0.9 million during fiscal 1999 as a result of this Termination Agreement. See Reliance on Third Party Suppliers under Business Environment and Future Results below.

     NONRECURRING  MERGER  RELATED  EXPENSES.  In  conjunction  with the  FMP-RG
Merger, expenses of $0.8 million were incurred during the year ended May 31, 1998. Significant components of this expense are costs related to terminate a computer software conversion, relocation of certain employees and severance pay.

     INTEREST EXPENSE. In October 1998, FMP entered into a new credit facility with RG's lender and paid off all existing loans to FMP's previous lender. A prepayment penalty of $75,000 was incurred related to this transaction and was reflected as a component of the $0.8 million interest expense during the year ended May 31, 1999. Interest expense in 1998 was $0.6 million.

     TERMINATED MERGER EXPENSES. As discussed in note 6 to the consolidated financial statements, the Company incurred professional fees of $1.0 million during the year ended May 31, 1999 related to the RP-Coyote Merger. These expenses represent costs incurred for due diligence, negotiation of agreements and preparation of a registration statement for the contemplated merger.

     OTHER INCOME. Other income for the year ended May 31, 1999 was $243,000, compared to $168,000 in 1998. These amounts include interest income of $154,000 and $168,000 from the RG equipment capital lease with Acushnet during fiscal 1999 and 1998, respectively. The equipment capital lease with Acushnet was terminated  in May 1999  and,  therefore,  RG will  not  recognize  any  related interest income in future periods. Additional income during fiscal 1999 primarily represents FMP royalty fees from new contracts which license certain technology and products.

     PROVISION FOR INCOME TAXES. Provisions of $804,000 and $28,000 for taxes on income from continuing operations were recorded during the years ended May 31, 1999 and 1998, respectively. During fiscal 1999, the Company utilized approximately $0.9 million of Pre-Merger NOLs and also determined that approximately $1.0 million of Pre-Merger NOLs were realizable. As such, the Company reduced the valuation allowance on its deferred income tax assets by an aggregate of $0.7 million (see notes 2 and 10 to the consolidated financial statements). Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

     DISCONTINUED OPERATIONS. As discussed in note 3 to the consolidated financial statements, the Company disposed of the operating assets of Roxxi in March 1999. A loss of $0.8 million was recorded on this sale, net of a tax benefit of $0.4 million, reflecting a write-down of the excess book value of assets sold over the cash received. Losses from the operations of Roxxi for the years ended May 31, 1999 and 1998 were $0.4 million and $0.5 million, respectively. Fiscal 1999 Roxxi operating losses are net of an income tax benefit of $0.2 million whereas no income tax benefit was provided for the fiscal 1998 operating losses due to the inability to utilize NOLs.

LIQUIDITY AND CAPITAL RESOURCES--

     At May 31, 2000, the Company had working capital of $6.0 million and a current ratio of 2.3 to 1 as compared to working capital of $5.8 million and a current ratio of 2.2 to 1 at May 31, 1999.

     FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.7 million at May 31, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of May 31, 2000, FMP had $3.7 million outstanding under its revolving line-of-credit and $1.1 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

     RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.4 million at May 31, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of May 31, 2000, RG had $0.1 million outstanding under its revolving line-of-credit and $0.8 million available for additional borrowings. The RG line-of-credit expires in September 2002.

     Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (9.5% at May 31, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

     The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at May 31, 2000.

     The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements as presently planned over the next twelve months.

     During the year ended May 31, 2000, net cash provided by operating activities was $2.5 million which primarily resulted from net income of $0.9 million, depreciation and amortization of $1.2 million and deferred income taxes of $0.6 million. Net cash provided by operating activities was reduced by an increase in accounts receivable of $0.3 million.

     Net cash used in investing activities for the year ended May 31, 2000 was $2.2 million for the purchase of property, plant and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2001 will be approximately $1.6 million. The Company is assessing its steel golf club shaft manufacturing capacities compared to the current and anticipated future volume of customer orders. Based on this assessment and the success of ongoing projects to increase production volumes, significant future capital expenditures may be required at the FMP manufacturing facility to increase production capacity for pro grade steel golf club shafts.

     Net cash used in financing activities for the year ended May 31, 2000, was $0.5 million resulting from repayments of long term debt and capital lease obligations of $1.2 million and net borrowings under lines-of-credit of $0.7 million. The Company is investigating certain potential acquisitions. Any potential acquisitions may require the use of existing capital resources, assumption of debt or issuance of new debt instruments, any of which could impact the Company's liquidity and capital resources.

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

BUSINESS ENVIRONMENT AND FUTURE RESULTS --

     RELIANCE ON THIRD PARTY SUPPLIERS. In December 1996, RG and Acushnet entered into a manufacturing and supply agreement whereby RG outsourced the manufacturing of its golf club grips to Acushnet. Additionally, the two parties entered into an agreement resulting in the transfer of RG's manufacturing equipment to Acushnet under a capital lease. Since January 1997, RG has purchased the majority of its supply of non-cord, injected grips from Acushnet. In May 1999, RG and Acushnet executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet in May 1999. Additionally, Acushnet's obligation to make additional payments to RG under the capital lease was terminated but Acushnet was required to continue producing grips through February 2000 at which time RG received the manufacturing equipment which was previously leased to Acushnet. RG recognized an aggregate gain of $865,000 during the fiscal year ended May 31, 1999 as a result of the Termination Agreement. At May 31, 2000, the manufacturing equipment returned to RG is classified as equipment held for sale.

     The Company believes that its current inventory of grips is sufficient to satisfy customer demand through December 31, 2000. The Company is currently purchasing grips from various suppliers and believes it has an adequate source of supply to meet its current and anticipated future customer needs. However, there can be no assurance that the transition to new suppliers will not result in production delays or the loss of sales and key customers which would have a material adverse effect on the Company's financial condition and results of operations.

     DISCONTINUED OPERATIONS. In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its manufacturing equipment, finished goods inventory and raw materials to another company for $0.3 million and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $0.2 million. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company.

     In fiscal 1999, the Company recorded a loss on disposal of assets of Roxxi of $0.8 million, net of a tax benefit of $0.4 million. This expense represents a $1.1 million write-down of the excess of the carrying value of inventory and fixed assets over the cash received and $0.1 million for estimated transaction costs and estimated operating expenses to be incurred during the phase-out period of this business segment. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the years ended May 31, 2000 and 1999, royalties of $151,000 and $20,000 were recorded, respectively, and are reflected as other income in the accompanying consolidated statements of operations.

     ENVIRONMENTAL MATTERS. In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut manufacturing facility (the "FMP plant"). In conjunction with the Brunswick
Acquisition, Brunswick Corporation agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick Corporation has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. Failure of Brunswick Corporation to fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations. The Company has retained legal counsel for representation on various environmental matters related to the Brunswick Acquisition. Total legal fees incurred related to these matters during the fiscal year ended May 31, 2000 were approximately $0.1 million.

     The Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging violation of certain provisions of a permit related to the discharge of treated wastewater at the FMP plant. This permit was issued to the Company in February 1997 based on an application prepared by Brunswick Corporation in April 1996. In April 2000, the Company reached a settlement agreement with DEP discharging the Company from any civil liability with respect to the allegations in the NOV, subject to completion and approval of certain remedial measures at the FMP plant. The Company incurred approximately $0.2 million in capital expense to complete these remedial measures during the fiscal year ended May 31, 2000 and, in June 2000, obtained a certification from DEP that the work was satisfactorily completed. The Company is seeking reimbursement from Brunswick Corporation for the cost of remediation and legal fees incurred in conjunction with this matter.

     In April 2000, the Company received a request for information from the U.S. Environmental Protection Agency ("EPA") related to disposal and treatment of waste materials from the FMP plant during a period from 1982 to 1997. The EPA is currently conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by the Company and Brunswick Corporation to treat and dispose non-hazardous waste oils from the FMP plant. EPA has not issued any demands for reimbursement or performance of work from the Company relating to this matter and there is not sufficient information at this time to determine what, if any, action EPA may pursue and what, if any, effect it may have on the Company's financial condition or results of operations.

     During the fiscal year ended May 31, 2000, the Company incurred approximately $1.0 million in capital expense to upgrade the wastewater treatment facilities at the FMP plant to comply with new EPA mandates on water quality adopted by DEP. Upgrade of these systems is complete and was approved by DEP in February 2000. The Company does not anticipate significant additional cost related to the upgrade of these systems.

     During the fiscal year ended May 31, 2000, the Company expended approximately $74,000 on the treatment, storage and disposal of hazardous waste at the FMP plant. Regulatory fees for various environmental permits and costs during the year were approximately $11,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS--

     At May 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

PRIMARY MARKET RISK EXPOSURE --

     The Company's primary market risk exposure relates to its variable rate debt obligations which are described in note 7 of the Notes to Consolidated Financial Statements. A one percent change in the prime lending rate would have an effect of $69,500 and $78,500 on interest expense for the years ended May 31, 2000 and 1999, respectively.

     The Company has entered into a contract of approximately $0.4 million to purchase certain manufacturing equipment. This contract is denominated in German Deutsche Marks. The Company expects to take delivery of this equipment and make final payment under the contract in October 2000. The Company has not hedged this transaction as of May 31, 2000 and, accordingly, will be impacted by any change in the exchange rate prior to the ultimate settlement date of the contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Royal Precision, Inc.:

We have audited the accompanying consolidated balance sheets of Royal Precision, Inc. (a Delaware corporation) and subsidiaries as of May 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Precision, Inc. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona
July 21, 2000

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           AS OF MAY 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                               2000             1999
                                                                             --------         --------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                      $     36         $    184
   Accounts receivable, net of allowance for doubtful accounts of $274
    and $433 at May 31, 2000 and 1999, respectively                             5,100            4,617
   Inventories                                                                  5,124            4,514
   Other current assets                                                           155              783
   Deferred income taxes                                                          106              647
                                                                             --------         --------
        Total current assets                                                   10,521           10,745
                                                                             --------         --------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                           123              123
   Furniture, fixtures and office equipment                                       455              499
   Buildings and improvements                                                     840              670
   Machinery and equipment                                                      4,278            4,144
   Equipment held for sale                                                        500               --
   Construction in progress                                                     1,081              402
                                                                             --------         --------
                                                                                7,277            5,838
   Less - Accumulated depreciation                                             (1,264)            (929)
                                                                             --------         --------
                                                                                6,013            4,909
                                                                             --------         --------

GOODWILL, net                                                                   7,629            8,857
                                                                             --------         --------

DEFERRED INCOME TAXES                                                             701               70
                                                                             --------         --------

OTHER ASSETS                                                                       78               29
                                                                             --------         --------
        Total assets                                                         $ 24,942         $ 24,610
                                                                             ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital
     lease obligations                                                        $    906        $  1,203
   Accounts payable                                                              1,714           1,839
   Accrued salaries and benefits                                                 1,290             595
   Accrued pension liability                                                       176             251
   Other accrued expenses                                                          417           1,079
                                                                              --------        --------
        Total current liabilities                                                4,503           4,967

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   net of current portion                                                        6,027           6,191
                                                                              --------        --------
        Total liabilities                                                       10,530          11,158
                                                                              --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 1,000,000 shares authorized
    (reduced from 5,000,000 shares on October 19, 1999); no shares issued           --              --
   Common stock, $0.001 par value; 10,000,000 shares authorized (reduced from 50,000,000 shares on October 19, 1999); 5,678,956 and 5,667,375
    shares issued and outstanding at May 31, 2000 and 1999, respectively             6               6
   Additional paid-in capital                                                   13,940          13,897
   Retained earnings (accumulated deficit)                                         466            (404)
   Accumulated other comprehensive loss                                             --             (47)
                                                                              --------        --------
        Total stockholders' equity                                              14,412          13,452
                                                                              --------        --------
        Total liabilities and stockholders' equity                            $ 24,942        $ 24,610
                                                                              ========        ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MAY 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        2000           1999           1998
                                                                     -----------    -----------    -----------
NET SALES:
  Golf club shafts                                                   $    25,433    $    19,075    $    21,023
  Golf club grips                                                          4,492          4,144          3,699
                                                                     -----------    -----------    -----------
                                                                          29,925         23,219         24,722
                                                                     -----------    -----------    -----------
COST OF SALES:
  Golf club shafts                                                        17,436         12,710         14,683
  Golf club grips                                                          3,089          2,318          1,805
                                                                     -----------    -----------    -----------
                                                                          20,525         15,028         16,488
                                                                     -----------    -----------    -----------
      Gross profit                                                         9,400          8,191          8,234

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               7,051          5,929          6,269
AMORTIZATION OF GOODWILL                                                     486            521            390
GAIN ON TERMINATION OF MANUFACTURING SUPPLY CONTRACT                          --           (865)            --
NONRECURRING MERGER RELATED EXPENSES                                          --             --            842
                                                                     -----------    -----------    -----------
      Operating income                                                     1,863          2,606            733

INTEREST EXPENSE                                                             644            794            605
TERMINATED MERGER EXPENSES                                                    --            975             --
OTHER INCOME                                                                (267)          (243)          (168)
                                                                     -----------    -----------    -----------
      Income from continuing operations before provision
        for income taxes                                                   1,486          1,080            296
PROVISION FOR INCOME TAXES                                                   616            804             28
                                                                     -----------    -----------    -----------
      Income from continuing operations                                      870            276            268
                                                                     -----------    -----------    -----------
DISCONTINUED OPERATIONS:
  Loss from operations of Roxxi, Inc., net of tax benefit of $164
    and $0 for the years ended May 31, 1999 and 1998, respectively            --            352            531
  Loss on disposal of assets of Roxxi, Inc., net of tax benefit of
    $386 for the year ended May 31, 1999                                      --            828             --
                                                                     -----------    -----------    -----------
      Loss from discontinued operations                                       --          1,180            531
                                                                     -----------    -----------    -----------
      Net income (loss)                                              $       870    $      (904)   $      (263)
                                                                     ===========    ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                  $      0.15    $      0.05    $      0.05
  Loss from discontinued operations                                           --          (0.21)         (0.10)
                                                                     -----------    -----------    -----------
      Net income (loss)                                              $      0.15    $     (0.16)   $     (0.05)
                                                                     ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED TO
  COMPUTE PER SHARE INFORMATION:
      BASIC                                                            5,672,580      5,649,756      5,246,857
                                                                     ===========    ===========    ===========

      DILUTED                                                          5,814,862      5,649,756      5,246,857
                                                                     ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MAY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                    RETAINED       ACCUMULATED
                                      COMMON STOCK    ADDITIONAL    EARNINGS         OTHER
                                     ---------------   PAID-IN    (ACCUMULATED   COMPREHENSIVE            COMPREHENSIVE
                                     SHARES   AMOUNT   CAPITAL       DEFICIT)    INCOME (LOSS)   TOTAL    INCOME (LOSS)
                                     ------   ------   -------       --------    -------------  --------  -------------
Balance, June 1, 1997                 4,175    $ 4     $ 1,421        $ 763           $ --      $  2,188

Issuance of common stock and stock
  options in connection with
  merger, net                         1,371      2      12,385           --             --        12,387

Exercise of common stock options
  and warrants                           56     --          15           --             --            15

Net loss                                 --     --          --         (263)            --          (263)      $(263)
                                                                                                               -----
Comprehensive loss                       --     --          --           --             --            --        (263)
                                      -----    ---     -------        -----           ----      --------       =====

Balance, May 31, 1998                 5,602      6      13,821          500             --        14,327

Exercise of common stock options         65     --          16           --             --            16

Tax benefit from exercise of
  common stock options                   --     --          45           --             --            45

Stock based compensation                 --     --          15           --             --            15

Minimum pension liability
  adjustment, net of tax benefit
  of $31                                 --     --          --           --            (47)          (47)        (47)

Net loss                                 --     --          --         (904)            --          (904)       (904)
                                                                                                               -----
Comprehensive loss                       --     --          --           --             --            --        (951)
                                      -----    ---     -------        -----           ----      --------       =====

Balance, May 31, 1999                 5,667      6      13,897         (404)           (47)       13,452

Exercise of common stock options         12     --           4           --             --             4

Tax benefit from exercise of
  common stock options                   --     --          11           --             --            11

Stock based compensation                 --     --          28           --             --            28

Minimum pension liability
  adjustment, net of tax
  expense of $31                         --     --          --           --             47            47          47

Net income                               --     --          --          870             --           870         870
                                                                                                               -----
Comprehensive income                     --     --          --           --             --            --       $ 917
                                      -----    ---     -------        -----           ----      --------       =====

Balance, May 31, 2000                 5,679    $ 6     $13,940        $ 466           $ --      $ 14,412
                                      =====    ===     =======        =====           ====      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MAY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                       2000           1999           1998
                                                                     --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $    870       $   (904)      $   (263)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities of continuing operations:
     Depreciation and amortization                                      1,158            939            749
     Deferred income taxes                                                603            779              7
     Loss on retirement and sale of fixed assets                           14             --            360
     Stock based compensation                                              28             --             --
     Changes in operating assets and liabilities -
       Accounts receivable, net                                          (293)          (575)           509
       Inventories                                                       (110)          (970)          (130)
       Other assets                                                        79            (19)            57
       Accounts payable and accrued expenses                              110            102           (650)
       Supply agreement credits                                            --             --           (472)
     Loss from discontinued operations                                     --            352            531
     Loss on sale of discontinued operations                               --            828             --
     Gain on termination of manufacturing supply contract                  --           (865)            --
     Terminated merger expenses                                            --            975             --
                                                                     --------       --------       --------
         Net cash provided by operating activities
          of continuing operations                                      2,459            642            698
                                                                     --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment, net                                         (2,165)          (940)        (1,038)
   Merger costs                                                            --           (975)        (1,031)
   Payments from net investment in capital lease                           --            198            148
   Payments from termination of manufacturing supply contract              --          1,500             --
   Proceeds from sale of assets of discontinued operations                 --            300             --
   Proceeds from sale of fixed assets                                      15             --             49
   Cash acquired from Royal Grip, Inc.                                     --             --             18
                                                                     --------       --------       --------
        Net cash (used in) provided by investing activities
         of continuing operations                                      (2,150)            83         (1,854)
                                                                     --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options and warrants              4             16             15
   Proceeds from issuance of long-term debt                                --          5,140          1,600
   Borrowings (repayments) under lines-of-credit, net                     742           (359)         1,438
   Repayments of long-term debt and capital lease obligations          (1,203)        (5,067)        (1,607)
                                                                     --------       --------       --------
        Net cash (used in) provided by financing activities of
         continuing operations                                           (457)          (270)         1,446
                                                                     --------       --------       --------
NET CASH USED IN DISCONTINUED OPERATIONS                                   --           (299)          (290)
                                                                     --------       --------       --------
(DECREASE) INCREASE IN CASH                                              (148)           156             --
CASH, beginning of year                                                   184             28             28
                                                                     --------       --------       --------
CASH, end of year                                                    $     36       $    184       $     28
                                                                     ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                       $    633       $    870       $    687
                                                                     ========       ========       ========
      Income taxes                                                   $     48       $     40       $     61
                                                                     ========       ========       ========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Reduction in goodwill due to utilization of pre-merger
     net operating loss carryforwards and reversal of valuation
     allowance on pre-merger deferred income tax assets              $    742       $    650       $     --
                                                                     ========       ========       ========
    Issuance of common stock options and warrants in
     connection with FMP-RG Merger                                   $     --       $     --       $ 12,995
                                                                     ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS:

ORGANIZATION -

The accompanying consolidated financial statements include Royal Precision, Inc. (formerly FM Precision Golf Corp.) and its three wholly-owned subsidiaries (collectively, "RP" or the "Company") which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG") which has a wholly-owned subsidiary, Royal Grip Headwear Company (formerly known as Roxxi, Inc., "Roxxi"). As discussed in Note 3, the Company disposed of the operating assets of Roxxi in March 1999.

Results of operations for RG are included in the Company's consolidated statements of operations since August 29, 1997, the effective date of the business combination described below. Results of operations for Roxxi are reflected as discontinued operations for all periods presented.

BUSINESS -

RP is a holding company which carries on its business operations through its subsidiaries. The Company designs, manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, the United Kingdom and Canada (See Note 12).

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

The aggregate purchase price of $13,883,122 represents the sum of (i) the fair value of the 1,371,058 shares of RP common stock issued in exchange for 2,742,116 of the shares of RG common stock outstanding as of the merger date at $3.925 per share (the average closing bid price of RG common stock (pre-conversion) for the period from two days before until the two days after the announcement of the merger terms) of $10,763,000, (ii) cash of $122 paid to RG stockholders in lieu of 31 fractional shares, (iii) the fair value of the options and warrants to purchase 982,250 shares of RG common stock outstanding as of the merger date (which were converted into options and warrants to purchase 491,124 shares of RP common stock in connection with the merger) of $2,232,000, which amount was determined using the Black Scholes option pricing model, and (iv) RP Merger expenses of $888,000 (RG's merger costs of approximately $637,000 were expensed and RG's registration statement costs of approximately $143,000 were charged to stockholders' equity by RG prior to the acquisition). RP also incurred expenses of $608,000 associated with the registration statement which were charged to stockholders' equity.

The FMP-RG Merger was accounted for as a purchase, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed as follows (in thousands):

        Cash                                                   $     18
        Accounts receivable                                       1,293
        Inventories                                                 710
        Net investment in capital lease                           2,981
        Prepaid expenses and other current assets                    68
        Property and equipment                                    1,670
        Goodwill                                                 10,418
        Accounts payable and accrued expenses                    (1,501)
        Supply agreement credits                                   (472)
        Debt and capital lease obligations                       (1,166)
        Other, net                                                 (136)
                                                               --------
                                                               $ 13,883
                                                               ========

In connection with the FMP-RG Merger, RG issued warrants to purchase 50,000 shares of RG common stock to an investment banker. Such warrants are included in the 982,250 RG options and warrants outstanding as of the Merger date referred to above. The warrants were exercisable at a price of $0.02 per share. Such warrants were exercised in September 1997 for $1,000.

RP recorded a charge of $842,000 during the year ended May 31, 1998 for nonrecurring expenses related to the FMP-RG Merger. The components of this expense are $348,000 related to a computer software installation that was abandoned as a result of the FMP-RG Merger, $100,000 related to certain headwear related contracts, $150,000 of relocation expenses and $244,000 of severance as a result of organizational changes in connection with the FMP-RG Merger.

DEPENDENCE ON "RIFLE" SHAFT SALES -

Sales of the "Rifle" shaft were $18.7 million, $13.1 million and $9.8 million for the years ended May 31, 2000, 1999 and 1998, respectively. While management believes that demand for the "Rifle" shaft should remain high for the next several years, there can be no assurance that sales of the "Rifle" shaft will continue to grow or that the product will retain its profitability. If sales or profitability of the "Rifle" shaft decrease without the Company's introduction of new profitable products, the Company's overall financial performance would be materially adversely affected.

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

Depreciation of plant and equipment is provided for, commencing when such assets are placed in service, using the straight-line basis over the following estimated useful lives:

                                                           USEFUL LIVES
                                                           ------------
    Buildings and improvements                             27.5-40 years
    Machinery and equipment                                3-12 years
    Furniture, fixtures and office equipment               3-12 years

GOODWILL -

Goodwill, prior to accumulated amortization, of $9,026,000, which is net of $1,392,000 of reductions related to utilization of pre-merger net operating loss ("NOL") carryforwards and reversal of related deferred tax assets, related to the FMP-RG Merger (see Note 1), is being amortized over 20 years. At May 31, 2000, accumulated amortization of goodwill was $1,397,000.

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

The Company evaluates the goodwill asset for impairment by reviewing the estimated future cash flows of the acquired operations on a quarterly basis. As of May 31, 2000, the Company believes no impairment exists.

INCOME TAXES -

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and tax NOL carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is more likely than not.

STOCK-BASED COMPENSATION -

The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock Based Compensation."

REVENUE RECOGNITION -

Revenue is recorded upon the passage of title to the customers which generally occurs upon shipment.

RESEARCH AND DEVELOPMENT -

The Company expenses costs of research and development as incurred. Research and development expense was approximately $0.7 million, $0.6 million and $0.5 million for the years ended May 31, 2000, 1999 and 1998, respectively.

ADVERTISING -

The Company expenses production costs of advertising the first date the advertisements take place. Advertising and marketing costs were approximately $2.3 million, $1.6 million and $1.7 million for the years ended May 31, 2000, 1999 and 1998, respectively. As of May 31, 2000, deferred production and prepaid advertising costs totaling $115,000 are included in other current assets related to television commercials which had not yet aired.

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

For the years ended May 31, 2000, 1999 and 1998, options to purchase approximately 620,000, 147,000 and 437,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the Company's common stock. Loss per share for the years ended May 31, 1999 and 1998 were not affected by stock options because their effect was anti-dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS -

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No. 133, as amended, during the fiscal year ending May 31, 2001. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133, as amended.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was subsequently updated by SAB 101A. SAB 101 and SAB 101A summarize certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of its fiscal year ending May 31, 2001. The Company is currently evaluating the impact of the adoption of SAB 101 on its results of operations and financial position.

3. DISCONTINUED OPERATIONS:

In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. Roxxi sold its trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. Roxxi also sold its manufacturing equipment, finished goods inventory and raw materials to another company for $0.3 million and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $0.2 million. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company.

In fiscal 1999, the Company recorded a loss on disposal of assets of Roxxi of $0.8 million, net of a tax benefit of $0.4 million. This expense represents a $1.1 million write-down of the excess of the carrying value of inventory and fixed assets over the cash received and $0.1 million for estimated transaction costs and estimated operating expenses to be incurred during the phase-out period of this business segment. The Company is accounting for royalties as income is earned during the two year period beginning May 1, 1999. For the years ended May 31, 2000 and 1999, royalties of $151,000 and $20,000 were recorded, respectively, and are reflected as other income in the accompanying consolidated statements of operations.

Selected financial data for the discontinued operations is as follows for the years ended May 31, 1999 and 1998 (in thousands):

                                                        1999         1998
                                                      -------      -------
     Net sales                                        $ 2,381      $ 2,899
                                                      =======      =======
     Loss from operations before income taxes         $  (516)     $  (531)
     Income tax benefit                                   164           --
                                                      -------      -------
     Loss from operations                             $  (352)     $  (531)
                                                      =======      =======
     Cash flow                                        $  (299)     $  (290)
                                                      =======      =======

4. INVENTORIES:

Inventories as of May 31, 2000 and 1999 consisted of the following (in thousands):

                                                    2000              1999
                                                   ------            ------
     Raw materials                                 $  525            $  471
     Work-in-process                                1,655             1,566
     Finished goods                                 2,944             2,477
                                                   ------            ------
                                                   $5,124            $4,514
                                                   ======            ======

5. MANUFACTURING SUPPLY CONTRACTS:

In December 1996, RG and Acushnet Rubber Company ("Acushnet") entered into a manufacturing and supply agreement whereby RG outsourced the manufacturing of its golf club grips to Acushnet. Additionally, the two parties entered into an agreement resulting in the transfer of RG's manufacturing equipment to Acushnet under a capital lease. Since January 1997, RG has purchased the majority of its supply of non-cord, injected grips from Acushnet. During the first calendar quarter of 1997, Acushnet experienced startup delays in the production of grips and was unable to satisfy its obligation under the contracts. In light of these difficulties, RG and Acushnet renegotiated their manufacturing and supply agreement, and Acushnet provided RG with purchase credits totaling $472,000 to be applied against current and future amounts owed to Acushnet for the production of grips. RG recorded $472,000 during the year ended May 31, 1998 as a reduction in golf club grips cost of sales when these credits were not earned back by Acushnet under certain provisions of the amended contract.

In May 1999, RG and Acushnet executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, RG received $1.5 million in cash and $1.0 million in purchase credits from Acushnet. Additionally, Acushnet's obligation to make additional payments to RG under the capital lease was terminated but Acushnet was required to continue producing grips through February 2000 at which time RG received the manufacturing equipment which was previously leased to Acushnet. RG recognized an aggregate gain of $865,000 during the fiscal year ended May 31, 1999 as a result of the Termination Agreement. At May 31, 2000, the manufacturing equipment returned to RG is classified as equipment held for sale.

The Company believes that its current inventory of grips is sufficient to satisfy customer demand through December 31, 2000. The Company is currently purchasing grips from various suppliers and believes it has an adequate source of supply to meet its current and anticipated future customer needs. However, there can be no assurance that the transition to new suppliers will not result in production delays or the loss of sales and key customers which would have a material adverse effect on the Company's financial condition and results of operations.

FMP uses one vendor to supply primarily all of the strip steel utilized in the manufacture of steel golf club shafts, but has no supply contract with the vendor. Should the vendor fail to deliver steel, there may be a disruption of operations at FMP until an alternate supplier is procured. The vendor provides steel from two separate plant locations. If one plant becomes unable to fill the necessary requirements, orders could be filled from the alternate location. Although FMP has elected to use this vendor as its primary supplier of strip steel, management believes that there are other acceptable supply sources at comparable prices and that the loss of the supplier would not have a significant adverse impact on the Company.

6. TERMINATED MERGER AGREEMENT:

In February 1999, the Company and Coyote Sports, Inc. ("Coyote") entered into a merger agreement pursuant to which RP would become a wholly-owned subsidiary of Coyote (the "RP-Coyote Merger"). In June 1999, the RP-Coyote Merger agreement was terminated at the request of the Company due to a material change in the business of Coyote resulting in an inability to obtain suitable long-term financing. The Company incurred professional fees of $1.0 million related to the RP-Coyote Merger which have been reflected as terminated merger expenses in the accompanying consolidated statement of operations for the year ended May 31, 1999.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.7 million at May 31, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of May 31, 2000, FMP had $3.7 million outstanding under its revolving line-of-credit and $1.1 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.4 million at May 31, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of May 31, 2000, RG had $0.1 million outstanding under its revolving line-of-credit and $0.8 million available for additional borrowings. The RG line-of-credit expires in September 2002.

Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (9.5% at May 31, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings or maximum monthly and quarterly losses, and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at May 31, 2000.

Total indebtedness of the Company as of May 31, 2000 and 1999 consisted of the following (in thousands):

                                                             2000         1999
                                                           -------      -------
     FMP:
     ----
     Line-of-credit                                        $ 3,740      $ 3,103
     Term loan                                               2,657        3,607

     RG:
     ---
     Line-of-credit                                            105           --
     Term loan                                                 431          644

     Capital lease obligations                                  --           40
                                                           -------      -------
                                                             6,933        7,394
     Less - Current portion                                   (906)      (1,203)
                                                           -------      -------
     Total long-term debt and capital lease obligations    $ 6,027      $ 6,191
                                                           =======      =======

Scheduled maturities of the Company's indebtedness at May 31, 2000 are as follows (in thousands):

               YEARS ENDING
                  MAY 31,
                  -------
                   2001                      $  906
                   2002                         906
                   2003                       5,121
                                             ------
                                             $6,933
                                             ======

As of May 31, 2000 and 1999, the carrying value of the line-of-credit and term loans approximated their fair market value since the obligations bear interest at a variable rate of interest.

8. OPERATING LEASES:

The Company leases its corporate offices, its West Coast distribution center and various office equipment under operating lease agreements. Minimum annual rental commitments under noncancellable leases are as follows (in thousands):

               YEARS ENDING
                  MAY 31,
                  -------
                   2001                      $  294
                   2002                          53
                                             ------
                                             $  347
                                             ======

Rental expense under operating leases totaled approximately $230,000, $256,000 and $204,000 for the years ended May 31, 2000, 1999 and 1998, respectively.

9. STOCK OPTION PLANS:

In connection with the FMP-RG Merger, options to purchase 41 shares of FM Precision Golf Corp. common stock outstanding as of the FMP-RG Merger date were converted into options to purchase 169,761 shares of RP common stock. As of May 31, 2000, 90,308 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding.

In connection with the FMP-RG Merger, options and warrants to purchase 982,250 shares of RG common stock outstanding as of the FMP-RG Merger date were converted into options and warrants to purchase 491,124 shares of RP common stock. As of May 31, 2000, 269,874 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding.

In October 1997, the Company adopted the Royal Precision, Inc. Stock Option Plan (the "RP Plan"). The RP Plan is administered by the Board of Directors and provides for the granting of nonqualified or incentive stock options to purchase up to 750,000 shares of the Company's common stock to certain employees, consultants and directors. As of May 31, 2000, 695,173 shares of common stock are reserved for issuance upon the exercise of options outstanding under the RP Plan. As of May 31, 2000, an additional 54,266 shares of common stock are reserved for options not yet granted under the RP Plan.

In December 1999, warrants to purchase 25,000 shares were granted to a firm which provides consulting services to the Company. These warrants were not issued under the RP plan, however, they are included in the detail below. None of the warrants had been exercised as of May 31, 2000.

Stock option and warrant activity for the years ended May 31, 1998, 1999 and 2000 is as follows:

                              FM PRECISION                                                WEIGHTED-
                               GOLF CORP.      RG                                          AVERAGE
                               CONVERTED    CONVERTED   RP PLAN     OTHER       TOTAL     EXERCISE
                                 SHARES      SHARES      SHARES     SHARES      SHARES      PRICE
                                 ------      ------      ------     ------      ------      -----
Outstanding at June 1, 1997      69,761          --          --        --      169,761    $ 0.24
   Converted from RG options
    and warrants
    in connection with
    FMP-RG merger                    --     491,124          --        --      491,124      7.53
   Granted                           --          --     250,000        --      250,000      6.75
   Exercised                     (2,755)    (52,500)         --        --      (55,255)     0.28
   Cancelled                         --          --    (250,000)       --     (250,000)     6.75
   Expired                           --      (1,875)         --        --       (1,875)    13.00
                                -------    ---------   --------    ------     ---------
Outstanding at May 31, 1998     167,006     436,749          --        --      603,755      6.13
   Granted                           --     178,083     104,980        --      283,063      3.25
   Exercised                    (65,678)         --          --        --      (65,678)     0.24
   Cancelled                         --    (323,833)     (1,000)       --     (324,833)     7.47
   Expired                           --     (21,125)         --        --      (21,125)    19.15
                                -------    ---------   --------    ------    ---------
Outstanding at May 31, 1999     101,328     269,874     103,980        --      475,182      3.73
   Granted                           --          --     615,933    25,000      640,933      2.53
   Exercised                    (11,020)         --        (561)       --      (11,581)     0.32
   Cancelled                         --          --     (24,179)       --      (24,179)     2.03
                                -------    ---------    -------    ------    ---------
Outstanding at May 31, 2000      90,308     269,874     695,173    25,000    1,080,355      3.10
                                =======    =========   ========    ======    =========

A summary of information about stock options outstanding at May 31, 2000 is as follows:

                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  -----------------------------------   ------------------------
                                WEIGHTED-
                     NUMBER      AVERAGE    WEIGHTED-     NUMBER       WEIGHTED-
    RANGE OF      OUTSTANDING   REMAINING    AVERAGE    EXERCISABLE     AVERAGE
    EXERCISE       AT MAY 31,  CONTRACTUAL  EXERCISE     AT MAY 31,    EXERCISE
     PRICES           2000        LIFE        PRICE        2000         PRICE
-------------      ---------    ---------    ------       -------      ------
$        0.24         90,308    6.8 years    $ 0.24        90,308      $ 0.24
         1.81         42,740    8.6 years      1.81        14,104        1.81
         1.88         25,000    4.2 years      1.88        25,000        1.88
         2.06        148,600    9.1 years      2.06           --         2.06
         2.13          1,000    9.4 years      2.13           --         2.13
         2.38         27,500    7.0 years      2.38        25,000        2.38
         2.63        125,000    7.7 years      2.63        20,000        2.63
 2.75 -  6.75        587,707    8.0 years      3.41       258,457        3.88
 8.00 - 24.50         32,500    1.3 years     15.09        32,500       15.09
                   ---------                              -------
                   1,080,355                              465,369
                   =========                              =======

The Company has computed the pro forma disclosures required under SFAS No. 123 for all of the options it has using the Black Scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows for the years ended May 31, 2000 and 1999:

                                                  2000            1999
                                                  ----            ----
      Risk free interest rate                       6.6%            5.8%
      Expected dividend yield                       None            None
      Expected life                             10 years         7 years
      Expected volatility                            55%             83%

The only options granted during the year ended May 31, 1998 were also cancelled. Since the Company accounts for cancellations on an actual basis for SFAS No. 123 disclosure purposes, the grant and cancellation had no effect on net loss for the year ended May 31, 1998. Had compensation cost for the Company's stock plan been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the following pro forma amounts for the years ended May 31, 2000 and 1999 (in thousands, except per share data):

                                                        2000      1999
                                                        -----    -------
     Net income (loss):
        As reported                                     $ 870    $  (904)
        Pro forma                                       $ 555    $(1,384)

     Basic and diluted net income (loss) per share:
        As reported                                     $0.15    $ (0.16)
        Pro forma                                       $0.10    $ (0.24)

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the pro forma amounts do not consider options granted prior to fiscal 1997 or in future years.

During March 2000, the FASB issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"), which among other issues, addresses repricing and other modifications made to previously issued stock options. The Company will be required to adopt FIN 44 in the first quarter of its fiscal year ending May 31, 2001. As of May 31, 2000, there are outstanding options to purchase 170,583 shares at an exercise price of $3.19 per share which will be subject to variable plan accounting until they are exercised or expire in January 2004.

10. INCOME TAXES:

The components of the provision for income taxes from continuing operations are as follows for the years ended May 31, 2000, 1999 and 1998 (in thousands):

                                                 2000      1999      1998
                                                 ----      ----       ---
     Current                                     $ 13      $ 25       $21
     Deferred                                     603       779         7
                                                 ----      ----       ---
                                                 $616      $804       $28
                                                 ====      ====       ===

The Company's effective income tax rate, as a percent of pretax income from continuing operations, differs from the statutory federal rate as follows for the years ended May 31, 2000, 1999 and 1998:

                                                 2000      1999      1998
                                                  ---       ---       ---
     Statutory federal income tax rate             34%       34%       34%
     State taxes, net of federal benefit            6        --         7
     Nondeductible goodwill amortization           11        16        53
     Change in valuation allowance                (11)       28       (85)
     Other                                          1        (4)       --
                                                  ---       ---       ---
     Effective income tax rate                     41%       74%        9%
                                                  ===       ===       ===

The components of deferred income tax assets (liabilities) as of May 31, 2000 and 1999 are as follows (in thousands):

                                                            2000         1999
                                                          -------      -------
     Current asset (liability) -
        Financial reserves and accruals not
          currently deductible                            $   582      $ 1,518
        Other                                                 (72)        (210)
        Valuation allowance                                  (404)        (661)
                                                          -------      -------
                                                              106          647
                                                          -------      -------
     Long-term asset (liability) -
        Tax effect of net operating loss carryforwards      2,230        1,900
        Book basis in excess of tax for property, plant
          and equipment                                      (441)        (472)
        Compensation expense related to grant of
          stock options                                        94          262
        Other                                                 159          368
        Valuation allowance                                (1,341)      (1,988)
                                                          -------      -------
                                                              701           70
                                                          -------      -------
                                                          $   807      $   717
                                                          =======      =======

As of May 31, 2000, the Company has federal and state NOL carryforwards of approximately $5.6 million of which $4.9 million relate to RG for periods prior to the FMP-RG Merger ("Pre-Merger NOLs"). The use of such Pre-Merger NOLs is limited to $764,000 per annum under Section 382 of the Internal Revenue Code. As of May 31, 2000, approximately $1.1 million of Pre-Merger NOLs are available for usage under Section 382. The NOLs, if unused, expire in 2009 through 2019.

As of May 31, 1998, a valuation allowance of $2,821,000 was recorded to fully offset NOL carryforwards and other net deferred tax assets as of such date, due to uncertainty of their realization. During fiscal 1999, the Company utilized approximately $942,000 of Pre-Merger NOLs and also determined that approximately $970,000 of Pre-Merger NOLs were realizable. As such, the Company reduced the valuation allowance by an aggregate of $650,000 (see Note 2). The effect of this benefit, as well as any future reductions in the valuation allowance related to the Pre-Merger NOLs, was recorded as a reduction of goodwill. During the year ended May 31, 1999, the Company also increased the valuation allowance on certain other deferred tax assets by approximately $478,000, resulting in a valuation allowance of $2,649,000 as of May 31, 1999.

During fiscal 2000, the Company utilized approximately $437,000 of Pre-Merger NOLs and also determined that approximately $1.9 million of Pre-Merger NOLs were realizable. The Company accordingly reduced the valuation allowance by $742,000 and recorded a corresponding reduction of goodwill (see Note 2). Subsequent recognition of additional amounts of Pre-Merger NOLs would result in further reductions of goodwill of up to $1.4 million. During fiscal 2000, the Company also reduced the valuation allowance on other deferred income tax assets, not related to the FMP-RG Merger, by approximately $162,000.

11. RELATED PARTY TRANSACTIONS:

In connection with the RP-Coyote Merger (see Note 6), fees of approximately $85,000 were paid to related parties during the year ended May 31, 1999 and in connection with the FMP-RG Merger (see Note 1), fees of approximately $607,000 were paid to related parties during the year ended May 31, 1998.

Professional and advisory fees and expense reimbursements of approximately $291,000, $316,000 and $416,000 were paid to certain shareholders or their affiliates during the years ended May 31, 2000, 1999 and 1998, respectively.

12. FOREIGN SALES:

The Company has export sales to customers located primarily throughout Japan, Australia, the United Kingdom and Canada. Foreign sales were approximately 33%, 29% and 20% of the Company's sales for the years ended May 31, 2000, 1999 and 1998, respectively. The following table summarizes the Company's sales by major worldwide regions for the years ended May 31, 2000, 1999 and 1998 (in thousands):

                               2000        1999        1998
                             -------     -------     -------
     United States           $20,160     $16,431     $19,777
     Japan                     8,210       5,797       3,950
     Other                     1,555         991         995
                             -------     -------     -------
     Total                   $29,925     $23,219     $24,722
                             =======     =======     =======

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

PENSION PLAN -

Approximately 70% of the Company's work force is covered by a collective bargaining agreement. FMP maintains the FM Precision Golf Manufacturing Corp. Pension Plan for Represented Hourly Wage Employees (the "Union Plan") for the benefit of FMP's union employees. The Company contributes such amounts as are necessary on an actuarial basis to provide the Union Plan with assets sufficient to meet the benefits to be paid to participants. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

For the years ended May 31, 2000 and 1999, the reconciliation of the projected benefit obligation was (in thousands):

                                                             2000      1999
                                                            -----      ----
     Beginning of year projected benefit obligation         $ 382      $181
     Service cost                                              98        88
     Interest cost                                             22        13
     Actuarial (gain) loss                                    (61)      100
                                                            -----      ----
     End of year projected benefit obligation               $ 441      $382
                                                            =====      ====

The reconciliation of the funded status of the Union Plan as of May 31, 2000 and 1999 was (in thousands):

                                                             2000      1999
                                                             ----      ----
     Projected benefit obligation                           $(441)     $(382)
     Plan assets at fair value                                265        131
                                                            -----      -----
     Funded status (accrued benefit cost)                    (176)      (251)
     Minimum pension liability adjustment                      --         78
                                                            -----      -----
     Net amount recognized                                  $(176)     $(173)
                                                            =====      =====

The reconciliation of fair value of assets of the Union Plan as of May 31, 2000 and 1999 was (in thousands):

                                                             2000       1999
                                                             ----       ----
     Beginning of year fair value of assets                  $131       $120
     Employer contributions                                   119         --
     Actual return on plan assets                              15         11
                                                             ----       ----
     End of year fair value of assets                        $265       $131
                                                             ====       ====

The components of net pension cost for the years ended May 31, 2000, 1999 and 1998 were (in thousands):

                                                 2000        1999        1998
                                                -----        ----        ----
     Service cost                               $  98        $ 88        $ 85
     Interest cost                                 22          13           7
     Expected return on assets                     (4)         (3)         10
                                                -----        ----        ----
     Net periodic pension cost                  $ 116        $ 98        $102
                                                =====        ====        ====

A summary of the Company's key actuarial as sumptions as of May 31, 2000, 1999 and 1998 were as follows:

                                                       2000     1999     1998
                                                       ----     ----     ----
     Discount rate                                     7.75%    6.75%    7.50%
     Expected long-term rate of return on assets       9.00%    9.00%    9.00%

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

                                                     YEAR ENDED MAY 31, 2000
                                               ---------------------------------
                                               GOLF CLUB   GOLF CLUB
                                                 SHAFTS      GRIPS      TOTAL
                                                 ------      -----      -----
     Net sales                                  $ 25,433    $  4,492   $ 29,925
     Interest expense                                575          69        644
     Depreciation and amortization                   384         774      1,158
     Operating income (loss)                       2,004        (141)     1,863
     Assets                                       13,488      17,475     30,963
     Capital expenditures                          1,838         327      2,165

     Total assets for reportable segments                              $ 30,963
     Assets of discontinued operations                                       43
     Elimination of investment in subsidiary                             (6,064)
                                                                       --------
     Consolidated total assets                                         $ 24,942
                                                                       ========

                                                     YEAR ENDED MAY 31, 1999
                                               ---------------------------------
                                               GOLF CLUB   GOLF CLUB
                                                 SHAFTS      GRIPS      TOTAL
                                                 ------      -----      -----
     Net sales                                  $ 19,075    $  4,144   $ 23,219
     Interest expense                                708          86        794
     Depreciation and amortization                   288         651        939
     Operating income                              1,494       1,112      2,606
     Assets                                       11,815      18,927     30,742
     Capital expenditures                            789         151        940

     Total assets for reportable segments                              $ 30,742
     Assets of discontinued operations                                      162
     Elimination of investment in subsidiary                             (6,294)
                                                                       --------
     Consolidated total assets                                         $ 24,610
                                                                       ========

                                                     YEAR ENDED MAY 31, 1998
                                               ---------------------------------
                                               GOLF CLUB   GOLF CLUB
                                                 SHAFTS      GRIPS      TOTAL
                                                 ------      -----      -----
     Net sales                                  $ 21,023    $  3,699   $ 24,722
     Interest expense                                573          32        605
     Depreciation and amortization                   215         534        749
     Operating income                                294         439        733
     Assets                                        9,276      22,277     31,553
     Capital expenditures                            828         210      1,038

     Total assets for reportable segments                              $ 31,553
     Assets of discontinued operations                                    1,956
     Elimination of investment in subsidiary                             (7,623)
                                                                       --------
     Consolidated total assets                                         $ 25,886
                                                                       ========

15. CONCENTRATION OF CREDIT RISK:

The Company is subject to a concentration of credit risk as a result of sales to its significant customers including its exclusive Japanese distributor and an original equipment manufacturer. These two largest customers each accounted for more than 10% and in the aggregate accounted for 46%, 40% and 35% of the Company's net sales for the years ended May 31, 2000, 1999 and 1998, respectively. The Japanese distributor purchases both golf club shafts and golf club grips and accounted for 19%, 17% and 11% of shaft sales and 73%, 61% and 73% of grip sales during the years ended May 31, 2000, 1999 and 1998, respectively. The outstanding receivable balances for this customer were approximately $0.6 million and $0.7 million at May 31, 2000 and 1999, respectively. The OEM customer purchases only golf club shafts and accounted for 22%, 18% and 18% of shaft sales during the years ended May 31, 2000, 1999 and 1998, respectively. The outstanding receivable balances for this customer were approximately $0.8 million and $0.3 million at May 31, 2000 and 1999, respectively. To reduce its credit risk, the Company requires letter of credit agreements from its Japanese distributor.

16. COMMITMENTS AND CONTINGENCIES:

The Company is from time to time a party to various routine legal proceedings which are incidental to the Company's business. Management consults with legal counsel on all such matters and believes that none of the current routing proceedings will have a material adverse effect on the Company's financial condition or future operating results.

On November 2, 1999, R. R. Donnelley & Sons Company, Plaintiff, vs. Royal Precision, Inc., Defendant, was filed in Superior Court, Maricopa County, Arizona. In the matter, R. R. Donnelley & Sons Company ("Donnelley") alleged that the Company is liable under breach of contract for approximately $280,000 in printing costs arising from the preparation of a Joint Proxy Statement/Prospectus related to a proposed merger agreement between the Company and Coyote Sports, Inc. which was terminated prior to the effective date of the merger. On April 17, 2000, the court granted the Company's motion to dismiss this suit. However, the court has not yet signed a final judgment and it is uncertain whether or not Donnelley will appeal the dismissal. Management believes that the action is without merit and intends to defend any appeal vigorously.

In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut manufacturing facility (the "FMP plant"). In conjunction with the Brunswick Acquisition, Brunswick Corporation agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick Corporation has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. Failure of Brunswick Corporation to fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations. The Company has retained legal counsel for representation on various environmental matters related to the Brunswick Acquisition. Total legal fees incurred related to these matters during the fiscal year ended May 31, 2000 were approximately $0.1 million.

The Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging violation of certain provisions of a permit related to the discharge of treated wastewater at the FMP plant. This permit was issued to the Company in February 1997 based on an application prepared by Brunswick Corporation in April 1996. In April 2000, the Company reached a settlement agreement with DEP discharging the Company from any civil liability with respect to the allegations in the NOV, subject to completion and approval of certain remedial measures at the FMP plant. The Company incurred approximately $0.2 million in capital expense to complete these remedial measures during the fiscal year ended May 31, 2000 and, in June 2000, obtained a certification from DEP that the work was satisfactorily completed. The Company is seeking reimbursement from Brunswick Corporation for the cost of remediation and legal fees incurred in conjunction with this matter.

In April 2000, the Company received a request for information from the U.S. Environmental Protection Agency ("EPA") related to disposal and treatment of waste materials from the FMP plant during a period from 1982 to 1997. The EPA is currently conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by the Company and Brunswick Corporation to treat and dispose non-hazardous waste oils from the FMP plant. EPA has not issued any demands for reimbursement or performance of work from the Company relating to this matter and there is not sufficient information at this time to determine what, if any, action EPA may pursue and what, if any, effect it may have on the Company's financial condition and results of operations.

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

Provided below is selected unaudited quarterly financial data for the fiscal years ended May 31, 2000, 1999 and 1998 (in thousands except per share data):

                                                                        2000
                                              --------------------------------------------------------
                                               FIRST      SECOND       THIRD       FOURTH     TOTAL
                                               -----      ------       -----       ------     -----
Net sales                                     $ 6,516     $ 6,420     $ 7,015     $ 9,974    $ 29,925

Net income                                    $   294     $    64     $    35     $   477    $    870
                                              =======     =======     =======     =======    ========
Per share information:
    Basic and diluted -
      Net income                              $  0.05     $  0.01     $  0.01     $  0.08    $   0.15
                                              =======     =======     =======     =======    ========

                                                                        1999
                                              --------------------------------------------------------
                                               FIRST      SECOND       THIRD       FOURTH     TOTAL
                                               -----      ------       -----       ------     -----
Net sales                                     $ 6,038     $ 3,851     $ 5,118     $ 8,212    $ 23,219

Income (loss) from continuing operations          213        (112)       (812)        987         276
Income (loss) from discontinued operations       (210)       (179)       (127)        164(a)     (352)
Loss on sale of discontinued operations            --          --      (1,214)        386(a)     (828)
                                              -------     -------     -------     -------    --------
Net income (loss)                             $     3     $  (291)    $(2,153)    $ 1,537    $   (904)
                                              =======     =======     =======     =======    ========
Per share information:
    Basic and diluted -
      Income (loss) from continuing
       operations                             $  0.04     $ (0.02)    $ (0.14)    $  0.17    $   0.05
                                              =======     =======     =======     =======    ========
      Net income (loss)                       $  0.00     $ (0.05)    $ (0.38)    $  0.27    $  (0.16)
                                              =======     =======     =======     =======    ========

(a) Represents tax benefits realized from discontinued operations which were not available prior to the fourth quarter of fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's directors and executive officers is set forth under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") which information is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the 2000 Proxy Statement which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the headings "COMPENSATION OF MANAGEMENT" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the 2000 Proxy Statement which information is incorporated herein by reference; provided, however, that the information set forth under the headings "STOCK PERFORMANCE GRAPH" and "REPORT OF PERSONNEL AND COMPENSATION COMMITTEE" contained in the 2000 Proxy Statement is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of beneficial owners and management is set forth under the heading "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 2000 Proxy Statement which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain transactions and relationships of management is set forth under the heading "CERTAIN TRANSACTIONS" in the 2000 Proxy Statement which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

         Report of Independent Public Accountants ........................... 13
         Consolidated Balance Sheets ........................................ 14
         Consolidated Statements of Operations .............................. 15
         Consolidated Statements of Stockholders' Equity .................... 16
         Consolidated Statements of Cash Flows .............................. 17
         Notes to Consolidated Financial Statements ......................... 18

     (b) Reports on Form 8-K.

         No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits.

         The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning on page 37 of this report.

     (d) Financial Statement Schedules.

         Report of Independent Public Accountants .......................... S-1
         Schedule II -- Valuation and Qualifying Accounts
          and Reserves ..................................................... S-2

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2000                    ROYAL PRECISION, INC.
                                          (the "Registrant")

                                          By /s/ Thomas A. Schneider
                                             -----------------------------------
                                             Thomas A. Schneider, President and
                                             Chief Operating Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of August, 2000.

             NAME                                TITLE (CAPACITY)
             ----                                ----------------

/s/ Thomas A. Schneider               President and  Chief Operating Officer
-----------------------------         (principal executive officer)
Thomas A. Schneider


/s/ Kevin L. Neill*                   Vice President-Finance, Chief Financial
-----------------------------         Officer (principal financial and
Kevin L. Neill                        accounting officer)


/s/ Richard P. Johnston *             Director
-----------------------------
Richard P. Johnston


/s/ David E. Johnston *               Director
-----------------------------
David E. Johnston


/s/ Raymond J. Minella *              Director
-----------------------------
Raymond J. Minella


/s/ Charles S. Mechem, Jr. *          Director
-----------------------------
Charles S. Mechem, Jr.


/s/ Danny Edwards *                   Director
-----------------------------
Danny Edwards

* Thomas A. Schneider, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.


By: /s/ Thomas A. Schneider
    -------------------------------------
    Thomas A. Schneider, Attorney in Fact

ITEM 14D. FINANCIAL STATEMENT SCHEDULES.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Royal Precision, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Royal Precision, Inc. and subsidiaries' (the Company) Form 10-K, and have issued our report thereon dated July 21, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule shown on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona
July 21, 2000

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED MAY 31, 1998, 1999 AND 2000

                                                   Charged to
                                    Balance at     (Deducted                                Balance at
                                   Beginning of   from) Costs      Other          Other       End of
                                      Period      and Expenses   Additions     Deductions     Period
                                      ------      ------------   ---------     ----------     ------
                                                               (in thousands)
Allowance for doubtful accounts:
     Year ended May 31, 1998          $  541         $ 124       $    --          $ (63)      $  602
     Year ended May 31, 1999             602            24            --           (193)         433
     Year ended May 31, 2000             433            40            --           (199)         274

                                                   Charged to
                                    Balance at     (Deducted                                Balance at
                                   Beginning of   from) Costs      Other          Other       End of
                                      Period      and Expenses   Additions     Deductions     Period
                                      ------      ------------   ---------     ----------     ------
                                                               (in thousands)
Deferred tax asset valuation
  allowance:
     Year ended May 31, 1998          $   --         $  --       $ 2,821(a)       $  --       $2,821
     Year ended May 31, 1999           2,821           478            --           (650)(b)    2,649
     Year ended May 31, 2000           2,649          (162)           --           (742)(b)    1,745

(a)  Created as part of acquisition accounting related to the FMP-RG Merger.
(b)  Reduction  in  goodwill  related  to  preacquisition   net  operating  loss
     carryforwards.

                                  EXHIBIT INDEX


EXHIBIT
-------
(3)       Certificate of Incorporation and Bylaws                                        *

3.1       Amended and Restated Certificate of Incorporation of registrant
          (incorporated by reference to Exhibit 3.1 to the registrant's Form
          10-QSB for the quarter ended November 30, 1999; the "November 1999
          10-QSB").                                                                      *

3.2       Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit
          3.2 to Form S-4, No. 333-28841; the "Form S-4").                               *

(4)       Instruments defining the rights of holders                                     *

4.1       See Articles FOUR, FIVE and SEVEN of the Amended and Restated
          Certificate of Incorporation of the registrant (incorporated by
          reference to Exhibit 3.1 to the November 1999 10-QSB).                         *

4.2       See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3 of
          Article VII of the Bylaws of Royal Precision, Inc. (incorporated by
          reference to Exhibit 3.2 to the Form S-4).                                     *

(10)      Material Contracts                                                             *

10.1      Asset Purchase Agreement dated May 31, 1996 with Brunswick
          Corporation. (incorporated by reference to Exhibit 10.1.1 of the
          Form S-4).                                                                     *

10.2      1997 Stock Option Plan dated March 13, 1997 (incorporated by reference
          to Exhibit 10.2.5 of the Form S-4).**                                          *

10.2      Form of Option Agreement with those not parties to the Management
          Stockholders Agreement (incorporated by reference to Exhibit 10.2.6 of
          the Form S-4).**                                                               *

10.4      Form of Option Agreement with those who are parties to the Management
          Stockholders Agreement (incorporated by reference to Exhibit 10.2.7 of
          the Form S-4).**                                                               *

10.5      Credit and Security Agreement dated as of October 8, 1998 among FM
          Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and
          Norwest Business Credit, Inc. (incorporated by reference to Exhibit
          10.1 of the Form 10-QSB for the quarter ended August 31, 1998 (the
          "August 1998 10-QSB")).                                                        *

10.6      Amended and Restated Credit and Security Agreement dated as of October
          8, 1998 among Royal Grip, Inc., Roxxi, Inc. and Norwest Business
          Credit, Inc. (incorporated by reference to Exhibit 10.2 of the August
          1998 10-QSB).                                                                  *

10.7      Agreement between Royal Grip, Inc. and Precision Japan Ltd. dated July
          12, 1991 (incorporated by reference to Exhibit 10.7 to RG's 1996 Form
          10-K).                                                                         *

10.8      Manufacturers' Representative Agreement dated March 1, 1979 with Union
          Tubular Products, Brunswick Corporation and M.A. Clark (incorporated
          by reference to Exhibit 10.4.6 of the Form S-4).                               *

10.9      Distributor Agreement effective August 20, 1990 with Brunswick and
          Infiniti Golf (incorporated by reference to Exhibit 10.4.7 of the Form
          S-4).                                                                          *


EXHIBIT
-------
10.10     Royal Precision, Inc. Stock Option Plan dated October 5, 1997
          (incorporated by reference to Exhibit 10.32 of the Form 10-KSB for the
          year ended May 31, 1998).**                                                    *

10.11     Amendment No. 1 to the Stockholder Agreement, dated as of May 12,
          1997, among Danny Edwards, Drew M. Brown, DMB Property Ventures
          Limited Partnership, Mark N. Sklar, Bennett Dorrance, Trustee of the
          Bennett Dorrance Trust dated April 21, 1989, as amended, Christopher
          A. Johnston, Richard P. Johnston and Jayne A. Johnston Charitable
          Remainder Trust #3 (Richard P. Johnston Trustee), as successor to
          RPJ/JAJ Partners, Ltd., a Wyoming partnership, David E. Johnston,
          Berenson Minella & Company, L.P., Kenneth J. Warren and Royal
          Precision, Inc. (incorporated by reference to Exhibit 99.4 of Form 8-K
          dated February 3, 1999.)                                                       *

10.12     Asset Purchase Agreement dated February 26, 1999 between Roxxi, Inc.
          and Paramount Headwear, Inc. (incorporated by reference to Exhibit 2.1
          of the Form 8-K dated March 22, 1999).                                         *

10.13     Asset Purchase Agreement dated March 11, 1999 between Roxxi, Inc. and
          Big Play, Inc. (incorporated by reference to Exhibit 2.2 of the Form
          8-K dated March 22, 1999).                                                     *

10.14     Guaranty by the Registrant dated March 11, 1999 (incorporated by
          reference to Exhibit 2.3 of the Form 8-K dated March 22, 1999).                *

10.15     First Amendment to Amended and Restated Credit and Security Agreement
          and Waiver of Defaults between Royal Grip, Inc., Roxxi, Inc. and
          Norwest Business Credit, Inc. and Acknowledgment and Agreement of
          Guarantor dated March 16, 1999 (incorporated by reference to Exhibit
          10.16 of the registrant's Form 10-KSB for the year ended May 31, 1999;
          the "1999 Form 10-KSB").                                                       *

10.16     Second Amendment to Credit and Security Agreement and Waiver of
          Defaults between Royal Grip, Inc., Roxxi, Inc. and Wells Fargo
          Business Credit, Inc. (formerly known as Norwest Business Credit,
          Inc.) dated as of April 13, 1999 (incorporated by reference to Exhibit
          10.17 of the 1999 Form 10-KSB).                                                *

10.17     Amendment to Credit and Security Agreement and Waiver of Defaults
          between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales
          Corp. and Wells Fargo Business Credit, Inc. (formerly known as Norwest
          Business Credit, Inc.) dated as of April 13, 1999 (incorporated by
          reference to Exhibit 10.18 of the 1999 Form 10-KSB).                           *

10.18     Personal Services Agreement entered into as of August 31, 1999 between
          Danny Edwards and Royal Precision, Inc. (incorporated by reference to
          Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended
          August 31, 1999).**                                                            *

10.19     Royal Precision Stock Option Plan (restated to reflect amendments adopted by the Board of Directors on November 30, 1999) (incorporated
          by reference to Exhibit 10.1 of the November 1999 10-QSB).**                   *

10.20     Second Amendment to Credit and Security Agreement between FM Precision
          Golf Manufacturing Corp., FM Precision Golf Sales Corp and Wells Fargo
          Business Credit, Inc. dated November 10, 1999 (incorporated by
          reference to Exhibit 10.2 of the November 1999 10-QSB).                        *

10.21     Third Amendment to Amended and Restated Credit and Security Agreement
          between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo
          Business Credit, Inc. dated November 10, 1999 (incorporated by
          reference to Exhibit 10.3 of the November 1999 10-QSB).                        *


EXHIBIT
-------
10.22     Third Amendment to Credit and Security Agreement between FM Precision
          Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells
          Fargo Business Credit, Inc., dated March 24, 2000 (incorporated by reference to Exhibit 10.1 of registrant's Form 10-QSB for the quarter
          ended February 29, 2000; the "February 2000 10-QSB").                          *

10.23     Fourth Amendment to Amended and Restated Credit and Security Agreement
          between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo
          Business Credit, Inc. dated March 24, 2000 (incorporated by reference
          to Exhibit 10.3 of the February 2000 10-QSB).                                  *

10.24     Fourth Amendment to Credit and Security Agreement between FM Precision
          Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells
          Fargo Business Credit, Inc. dated August 3, 2000.

10.25 Fifth Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo
          Business Credit, Inc. dated August 3, 2000.

21        Subsidiaries of the Registrant.

(23)      Consents

23.1      Consent of Arthur Andersen LLP.

(24)      Power of Attorney

24.1      Powers of Attorney

24.2 Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

27        Financial Data Schedule (submitted for SEC purposes only)

99.1 Private Securities Litigation Reform Act of 1995 safe harbor compliance statement for forward-looking statements

*    Incorporated by reference.

**   Compensatory plan for executive officers and directors.

The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($0.50) per page.