Form 10-Q
period 2000-08-31
ROYAL PRECISION INC
filed 2000-10-10
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended August 31, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                   Outstanding at October 6, 2000
      -------------------                   -------------------------------

 Common Stock, par value $0.001                    5,678,956 Shares

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ROYAL PRECISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                        (dollars in thousands)

                                                                                    AUGUST 31,     MAY 31,
                                                                                      2000          2000
                                                                                    --------      --------
                                ASSETS
CURRENT ASSETS:
 Cash                                                                              $    470       $     36
 Accounts receivable, net of allowance  for
   doubtful accounts of $313 at August 31, 2000
   and $274 at May 31, 2000, respectively                                             3,031          5,100
 Inventories                                                                          5,688          5,124
 Other current assets                                                                    96            155
 Deferred income taxes                                                                  104            106
                                                                                   --------       --------
       Total current assets                                                           9,389         10,521
                                                                                   --------       --------
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                                   123            123
 Furniture, fixtures and office equipment                                               546            455
 Buildings and improvements                                                             920            840
 Machinery and equipment                                                              4,414          4,278
 Equipment held for sale                                                                500            500
 Construction in progress                                                             1,102          1,081
                                                                                   --------       --------
                                                                                      7,605          7,277
 Less - Accumulated depreciation                                                     (1,388)        (1,264)
                                                                                   --------       --------
                                                                                      6,217          6,013
                                                                                   --------       --------

GOODWILL, net                                                                         7,519          7,629
                                                                                   --------       --------

DEFERRED INCOME TAXES                                                                   701            701
                                                                                   --------       --------

OTHER ASSETS                                                                             73             78
                                                                                   --------       --------
        Total assets                                                               $ 23,899       $ 24,942
                                                                                   ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt and capital lease obligations                   $    906       $    906
 Accounts payable                                                                     1,248          1,714
 Accrued salaries and benefits                                                          704          1,290
 Accrued pension liability                                                              206            176
 Other accrued expenses                                                                 715            417
                                                                                   --------       --------
        Total current liabilities                                                     3,779          4,503

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion                  5,575          6,027
                                                                                   --------       --------
        Total liabilities                                                             9,354         10,530
                                                                                   --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value; 1,000,000 shares authorized;
  no shares issued                                                                       --             --
 Common stock, $0.001 par value; 10,000,000 shares authorized;
  5,678,956 shares issued and outstanding at August 31, 2000 and May 31, 2000             6              6
 Additional paid-in capital                                                          13,968         13,940
 Retained earnings                                                                      571            466
                                                                                   --------       --------
       Total stockholders' equity                                                    14,545         14,412
                                                                                   --------       --------
       Total liabilities and stockholders' equity                                  $ 23,899       $ 24,942
                                                                                   ========       ========

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                       AUGUST 31,     AUGUST 31,
                                                          2000           1999
                                                       ----------     ----------
NET SALES:
  Golf club shafts                                     $    5,807     $    5,313
  Golf club grips                                           1,171          1,246
                                                       ----------     ----------
                                                            6,978          6,559
                                                       ----------     ----------
COST OF SALES:
  Golf club shafts                                          3,749          3,246
  Golf club grips                                             822            866
                                                       ----------     ----------
                                                            4,571          4,112
                                                       ----------     ----------

      Gross profit                                          2,407          2,447

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                1,997          1,640

AMORTIZATION OF GOODWILL                                      110            121
                                                       ----------     ----------

      Operating income                                        300            686

INTEREST EXPENSE                                              178            151

OTHER INCOME                                                   87             55
                                                       ----------     ----------

      Income before provision for income taxes                209            590

PROVISION FOR INCOME TAXES                                    104            296
                                                       ----------     ----------
      Net income                                       $      105     $      294
                                                       ==========     ==========

BASIC AND DILUTED EARNINGS PER SHARE                   $     0.02     $     0.05
                                                       ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
  TO COMPUTE PER SHARE INFORMATION:
    BASIC                                               5,678,956      5,667,555
                                                       ==========     ==========
    DILUTED                                             5,861,306      5,805,795
                                                       ==========     ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                    THREE MONTHS ENDED
                                                                ----------------------------
                                                                 AUGUST 31,       AUGUST 31,
                                                                   2000             1999
                                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $   105          $   294
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                     250              304
   (Gain) loss on retirement or sale of fixed assets                  (3)               7
   Stock based compensation                                           28               --
  Changes in operating assets and liabilities:
    Accounts receivable, net                                       2,069            2,340
    Inventories                                                     (564)            (711)
    Other assets                                                      66              207
    Accounts payable and accrued expenses                           (724)            (596)
                                                                 -------          -------

        Net cash provided by operating activities                  1,227            1,845
                                                                 -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of machinery and equipment                               (371)            (546)
 Proceeds from sale of fixed assets                                   30               --
                                                                 -------          -------

        Net cash used in investing activities                       (341)            (546)
                                                                 -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under lines-of-credit, net                              (225)          (1,036)
 Repayments of long-term debt and capital lease obligations         (227)            (399)
                                                                 -------          -------

        Net cash used in financing activities                       (452)          (1,435)
                                                                 -------          -------

INCREASE (DECREASE) IN CASH                                          434             (136)

CASH, beginning of period                                             36              184
                                                                 -------          -------

CASH, end of period                                              $   470          $    48
                                                                 =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for--
  Interest                                                       $   177          $   204
                                                                 =======          =======
  Income taxes                                                   $     1          $    31
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION --

     The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries (collectively, "RP" or the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended May 31, 2000 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

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

2.   EARNINGS PER SHARE:

     The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are based on the average number of common shares outstanding during the period. Diluted earnings per share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method. The number of shares used in computing earnings per share for the three months ended August 31, 2000 and August 31, 1999 were as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                          AUGUST 31,  AUGUST 31,
                                                            2000         1999
                                                            -----        -----
     Basic:
       Average common shares outstanding                    5,679        5,668

     Diluted:
       Dilutive effect of stock options                       182          138
                                                            -----        -----
       Average common shares outstanding                    5,861        5,806
                                                            =====        =====

3.   NEW ACCOUNTING PRONOUNCEMENTS:

     During March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"), which among other issues, addresses repricing and other modifications made to previously issued stock options. The Company adopted FIN 44 during the quarter ended August 31, 2000. As of August 31, 2000, there were outstanding options to purchase 170,583 shares at an exercise price of $3.19 per share which are subject to variable plan accounting until they are exercised or expire in January 2004. No compensation costs were recognized during the quarter ended August 31, 2000 related to these options.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was subsequently updated by SAB 101B. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of its fiscal year ending May 31, 2001. The Company is currently evaluating the impact of the adoption of SAB 101 on its results of operations and financial position.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB 101. The Company has elected to early adopt EITF No. 00-10 during its quarter ended August 31, 2000. As such, the condensed consolidated statement of operations for the three months ended August 31, 1999 has been restated to reflect the adoption of EITF No. 00-10.

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No. 133 during the fiscal year ending May 31, 2002. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133.

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of August 31, 2000 and May 31, 2000 consisted of the following (in thousands):

                                                 AUGUST 31, 2000    MAY 31, 2000
                                                 ---------------    ------------
     Raw materials                                    $  495           $  525
     Work-in-process                                   2,255            1,655
     Finished goods                                    2,938            2,944
                                                      ------           ------

                                                      $5,688           $5,124
                                                      ======           ======

5.   BORROWING ARRANGEMENTS:

     FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.5 million at August 31, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $4.5 million. As of August 31, 2000, FMP had $3.3 million outstanding under its revolving line-of-credit and $0.6 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

     RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.4 million at August 31, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of August 31, 2000, RG had $0.3 million outstanding under its revolving line-of-credit and $0.5 million available for additional borrowings. The RG line-of-credit expires in September 2002.

     Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (9.5% at August 31, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

     The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at August 31, 2000.

6.   INFORMATION ON SEGMENTS:

     The Company has two reportable segments: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Form 10-K for the fiscal year ended May 31, 2000. The Company evaluates the performance of these segments based on segment operating income or loss and cash flows. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating officer (in thousands):

                                                      THREE MONTHS ENDED AUGUST 31, 2000
                                                    -------------------------------------
                                                    GOLF CLUB      GOLF CLUB
                                                     SHAFTS          GRIPS         TOTAL
                                                    --------       --------      --------
     Net sales                                      $  5,807       $  1,171      $  6,978
     Operating income                                    239             61           300
     Depreciation and amortization                       128            122           250

     Total assets for reportable segments           $ 12,925       $ 16,990      $ 29,915
     Elimination of investment in subsidiaries                                     (6,016)
                                                                                 --------
     Consolidated total assets                                                   $ 23,899
                                                                                 ========

                                                      THREE MONTHS ENDED AUGUST 31, 1999
                                                    -------------------------------------
                                                    GOLF CLUB      GOLF CLUB
                                                     SHAFTS          GRIPS         TOTAL
                                                    --------       --------      --------
     Net sales                                      $  5,313       $  1,246      $  6,559
     Operating income                                    603             83           686
     Depreciation and amortization                        87            217           304

     Total assets for reportable segments           $ 10,922       $ 18,144      $ 29,066
     Elimination of investment in subsidiaries                                     (6,193)
                                                                                 --------
     Consolidated total assets                                                   $ 22,873
                                                                                 ========

7.   ENVIRONMENTAL MATTERS:

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

     The  Company  received  a notice  of  violation  ("NOV")  from the State of
     Connecticut Department of Environmental Protection ("DEP") alleging violation of certain provisions of a permit related to the discharge of treated wastewater at the FMP plant. This permit was issued to the Company in February 1997 based on an application prepared by Brunswick Corporation in April 1996. In April 2000, the Company reached a settlement agreement with DEP discharging the Company from any civil liability with respect to the allegations in the NOV, subject to completion and approval of certain remedial measures at the FMP plant. The Company incurred approximately $0.2 million in capital expenditure to complete these remedial measures during the fiscal year ended May 31, 2000 and, in June 2000, obtained a certification from DEP that the work was satisfactorily completed. The Company is seeking reimbursement from Brunswick Corporation for the cost of remediation and legal fees incurred in conjunction with this matter.

     In April 2000, the Company received a request for information from the U.S. Environmental Protection Agency ("EPA") related to disposal and treatment of waste materials from the FMP plant during a period from 1982 to 1997. The EPA is currently conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by the Company and Brunswick Corporation to treat and dispose of non-hazardous waste oils from the FMP plant. EPA has not issued any demands for reimbursement or performance of work from the Company relating to this matter and there is not sufficient information at this time to determine what, if any, action EPA may pursue and what, if any, effect it may have on the Company's financial condition and results of operations.

8.   ACQUISITION LETTER OF INTENT:

     On September 18, 2000, the Company signed a letter of intent to acquire PH Group Inc. ("PHG"), a manufacturer of hydraulic presses and injection molding machines. Under the terms of the transaction, PHG shareholders would receive $1.00 worth of Royal Precision, Inc. common stock for each share of PHG common stock they own. The proposed acquisition is subject to a number of conditions including the execution and delivery of definitive agreements acceptable to both parties, approval of the boards of the Company and PHG, and the approval of PHG shareholders. In connection with the execution of the letter of intent, PHG granted the Company an option to acquire 500,000 shares of PHG common stock at an exercise price of $0.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS --

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company has made forward-looking statements within the meaning of the Litigation Reform Act in this Form 10-Q which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to international, national, and local economic conditions, the Company's dependence on discretionary consumer spending, customer concentration and their plans and commitments, the Company's cost and available supply of raw materials, the competitive environment in which the Company operates, the timeliness and market acceptance of the Company's new product introductions, the Company's limited operating history, the Company's ability to protect its intellectual property rights, seasonality of sales, fluctuations in operating results, and changes in the financial markets relating to the Company's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements ("Financial Statements") and Management's Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are detailed in the Company's Form 10-K for the fiscal year ended May 31, 2000 (refer to Exhibit 99.1 therein). The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1999--

NET SALES. Net sales for the three months ended August 31, 2000 were $7.0 million, an increase of $0.4 million or 6% over net sales of $6.6 million during the corresponding period in 1999. Net sales of golf club shafts increased by $0.5 million or 9% and net sales of golf club grips were consistent at $1.2 million.

COST OF SALES. Cost of goods sold for the three months ended August 31, 2000 was $4.6 million, an increase of $0.5 million or 11% over cost of goods sold of $4.1 million during the corresponding period in 1999. The cost of golf club shafts sold increased by $0.5 million or 16% as a result of higher total net sales and a change in the mix of products sold during the two periods. The cost of golf club grips sold was consistent at $822,000 and $866,000 during the three-month periods ended August 31, 2000 and 1999, respectively.

GROSS PROFIT. Gross profit for the three months ended August 31, 2000 and 1999 was consistent at $2.4 million. Gross profit from sales of golf club shafts was consistent at $2.1 million. As a percentage of sales, the gross profit on sales of golf club shafts decreased from 39% to 35% due principally to the mix of products sold during the two periods. Sales of a pro grade shaft, which is not subject to the Company's Frequency Coefficient Matching ("FCM") technology, and is sold at a lower price and a lower profit margin than the Company's other pro grade products totaled approximately $1.0 million, or 18% of total shaft sales during the three months ended August 31, 2000. Sales of this product during the corresponding period in 1999 were approximately $0.4 million, or 7% of total shaft sales. Gross profit from sales of golf club grips was consistent at $349,000 and $380,000 during the three-month periods ended August 31, 2000 and 1999, respectively. As a percentage of sales, the gross profit on sales of golf club grips was consistent at 30%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended August 31, 2000 were $2.0 million, an increase of 22% over selling, general and administrative expenses of $1.6 million during the corresponding period in 1999. The $357,000 increase is primarily due to costs associated with a television commercial advertising campaign which commenced in January 2000. Costs of purchased airtime and development of commercials totaled approximately $219,000 during the three months ended August 31, 2000 compared to $0 during the corresponding period in 1999.

AMORTIZATION OF GOODWILL. Amortization of goodwill was consistent at $0.1 million during the three-month periods ended August 31, 2000 and 1999.

INTEREST EXPENSE. Interest expense increased from $151,000 during the three months ended August 31, 1999 to $178,000 during the three months ended August 31, 2000 primarily due to a 1.25% increase in the prime lending rate.

OTHER INCOME. Other income of $87,000 and $55,000 for the three months ended August 31, 2000 and 1999, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technology and products.

PROVISION FOR INCOME TAXES. Provisions of $0.1 million and $0.3 million were recorded for income taxes during the three-month periods ended August 31, 2000 and 1999, respectively. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES--

At August 31, 2000, RP had working capital of $5.6 million and a current ratio of 2.5 to 1 as compared to working capital of $6.0 million and a current ratio of 2.3 to 1 at May 31, 2000.

FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.5 million at August 31, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $4.5 million. As of August 31, 2000, FMP had $3.3 million outstanding under its revolving line-of-credit and $0.6 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.4 million at August 31, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of August 31, 2000, RG had $0.3 million outstanding under its revolving line-of-credit and $0.5 million available for additional borrowings. The RG line-of-credit expires in September 2002.

Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (9.5% at August 31, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. The Company was in compliance with all financial loan covenants at August 31, 2000.

The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements of current business segments as presently planned over the next twelve months.

During the three months ended August 31, 2000, net cash provided by operating activities was $1.2 million which primarily resulted from net income of $0.1 million, depreciation and amortization of $0.3 million and a net collection of accounts receivable of $2.1 million. Cash provided by operating activities was reduced by an increase in inventories of $0.6 million and a decrease in accounts payable and accrued expenses of $0.7 million.

Net cash used in investing activities for the three months ended August 31, 2000 was $0.3 million primarily for the purchase of machinery and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2001 will be approximately $1.6 million. The Company is assessing its steel golf club shaft manufacturing capacities compared to the current and anticipated future volume of customer orders. Based on this assessment and the success of ongoing projects to increase production volumes, significant future capital expenditures may be required at the FMP manufacturing facility to increase production capacity for pro grade steel golf club shafts.

Net cash used in financing activities for the three months ended August 31, 2000, was $0.5 million resulting from repayments of long term debt and capital lease obligations of $0.2 million and net repayments under lines-of-credit of $0.2 million. The Company is investigating certain potential acquisitions including the acquisition of PH Group Inc. (see Note 8). Any potential acquisitions may require the use of existing capital resources, assumption of debt or issuance of new debt instruments, any of which could impact the Company's liquidity and capital resources.

ENVIRONMENTAL MATTERS --

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

The Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging violation of certain provisions of a permit related to the discharge of treated wastewater at the FMP plant. This permit was issued to the Company in February 1997 based on an application prepared by Brunswick Corporation in April 1996. In April 2000, the Company reached a settlement agreement with DEP discharging the Company from any civil liability with respect to the allegations in the NOV, subject to completion and approval of certain remedial measures at the FMP plant. The Company incurred approximately $0.2 million in capital expenditure to complete these remedial measures during the fiscal year ended May 31, 2000 and, in June 2000, obtained a certification from DEP that the work was satisfactorily completed. The Company is seeking reimbursement from Brunswick Corporation for the cost of remediation and legal fees incurred in conjunction with this matter.

In April 2000, the Company received a request for information from the U.S. Environmental Protection Agency ("EPA") related to disposal and treatment of waste materials from the FMP plant during a period from 1982 to 1997. The EPA is currently conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by the Company and

Brunswick Corporation to treat and dispose of non-hazardous waste oils from the FMP plant. EPA has not issued any demands for reimbursement or performance of work from the Company relating to this matter and there is not sufficient information at this time to determine what, if any, action EPA may pursue and what, if any, effect it may have on the Company's financial condition or results of operations.

ACQUISITION LETTER OF INTENT --

On September 18, 2000, the Company signed a letter of intent to acquire PH Group Inc. ("PHG"), a manufacturer of hydraulic presses and injection molding machines. Under the terms of the transaction, PHG shareholders would receive $1.00 worth of Royal Precision common stock for each share of PHG common stock they own. The proposed acquisition is subject to a number of conditions including the execution and delivery of definitive agreements acceptable to both parties, approval of the boards of the Company and PHG, and the approval of PHG shareholders. In connection with the execution of the letter of intent, PHG granted the Company an option to acquire 500,000 shares of PHG common stock at an exercise price of $0.50 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS.

At August 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

PRIMARY MARKET RISK EXPOSURE.

The Company's primary market risk exposure relates to its variable rate debt obligations that are described in note 5 to the condensed consolidated financial statements. A one- percent change in the prime lending rate would have an effect of approximately $17,000 on interest expense for the three months ended August 31, 2000.

The Company has entered into a contract of approximately $0.4 million to purchase certain manufacturing equipment. This contract is denominated in German Deutsche Marks. The Company expects to take delivery of this equipment and make final payment under the contract in November 2000. The Company has not hedged this transaction as of August 31, 2000 and, accordingly, will be impacted by any change in the exchange rate prior to the ultimate settlement date of the contract.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On November 2, 1999, R. R. Donnelley & Sons Company, Plaintiff, vs. Royal Precision, Inc., Defendant, was filed in Superior Court, Maricopa County, Arizona. In the matter, R. R. Donnelley & Sons Company ("Donnelley") alleged that the Company is liable under breach of contract for approximately $280,000 in printing costs arising from the preparation of a Joint Proxy Statement/Prospectus related to a proposed merger agreement between the Company and Coyote Sports, Inc. which was terminated prior to the effective date of the merger. On April 17, 2000, the court granted the Company's motion to dismiss this suit. On August 14, 2000, a court judgment was signed which provided for the Company to receive reimbursement from Donnelley for its legal fees related to the suit. In September 2000, the Company received payment of approximately $24,000 from Donnelley and on September 14, 2000, the appeal period expired, bringing a close to this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The annual meeting of stockholders was held on September 26, 2000.

     (b) Raymond J. Minella and Danny Edwards were elected as directors, each to serve a term of three years and Richard P. Johnston was elected as a director to serve for a term of one year. Other directors whose terms of office continued after the annual meeting are Charles S. Mechem, Jr., David E. Johnston, and Thomas A. Schneider.

     (c) The only matters voted on at the annual meeting were the election of directors and approval of an amendment to the Royal Precision Stock Option Plan to increase the aggregate number of shares in respect to which options may be granted under the Plan from 750,000 to 1,500,000. Results of the voting were as follows:

     Total number of shares entitled to vote present or represented at the annual meeting: 3,408,956

     Election of Directors:

                                                 For         Authority Withheld
                                                 ---         ------------------
             Raymond J. Minella               3,342,426            66,530
             Danny Edwards                    3,342,426            66,530
             Richard P. Johnston              3,342,426            66,530

     Approval of amendment to Royal Precision, Inc. Stock Option Plan:

                For           Against           Abstain          Not Voted
                ---           -------           -------          ---------
             2,630,206         85,652             767             692,331

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

     (10) Material Contracts

          Exhibit 10.1. Royal Precision, Inc. Stock Option Plan (restated to reflect amendment adopted by the stockholders on September 26, 2000).

     Exhibit 27.

          Financial Data Schedule (submitted electronically for SEC information only)

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Registrant during the quarter ended August 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYAL PRECISION, INC.

Date October 6, 2000                    By /s/ Thomas A. Schneider
                                           -------------------------------------
                                           Thomas A. Schneider, President
                                           (duly authorized officer)



                                        By /s/ Kevin L. Neill
                                           -------------------------------------
                                           Kevin L. Neill, Vice President -
                                           Finance (chief financial officer)

                                  EXHIBIT INDEX

                                                                       PAGE IN
                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT                                                                 COPY
-------                                                                 ----
  3.1      Amended and Restated  Certificate of  Incorporation  of
           Royal Precision,  Inc.  (restated to reflect  amendment
           filed  with  the  Secretary  of State  of  Delaware  on
           October 19, 1999) (incorporated by reference to Exhibit
           3.1  of  the Company's  Form 10-Q for the quarter ended
           November 30, 1999).                                            *

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

  10.1     Royal  Precision,  Inc.  Stock Option Plan (restated to
           reflect   amendment  adopted  by  the  stockholders  on
           September 26, 2000).                                          17

  27.      Financial Data Schedule  (submitted  electronically for
           SEC information only).                                        38

--------
* Incorporated by reference