Form 10-Q
period 2000-11-30
ROYAL PRECISION INC
filed 2001-01-16
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                      Outstanding at January 11, 2001
      -------------------                      --------------------------------

Common Stock, par value $0.001                         5,678,956 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                      NOVEMBER 30,     MAY 31,
                                                                                         2000           2000
                                                                                       --------       --------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                $     94       $     36
   Accounts receivable, net of allowance for doubtful accounts of $299
    and $274 at November 30, 2000 and May 31, 2000, respectively                          3,133          5,100
   Inventories                                                                            6,495          5,124
   Other current assets                                                                      85            155
   Deferred income taxes                                                                    676            106
                                                                                       --------       --------
       Total current assets                                                              10,483         10,521
                                                                                       --------       --------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                     123            123
   Furniture, fixtures and office equipment                                                 622            455
   Buildings and improvements                                                               920            840
   Machinery and equipment                                                                4,685          4,278
   Equipment held for sale                                                                  140            500
   Construction in progress                                                                 852          1,081
                                                                                       --------       --------
                                                                                          7,342          7,277
   Less - Accumulated depreciation                                                       (1,540)        (1,264)
                                                                                       --------       --------
                                                                                          5,802          6,013
                                                                                       --------       --------

GOODWILL, net                                                                             7,408          7,629
                                                                                       --------       --------

DEFERRED INCOME TAXES                                                                       701            701
                                                                                       --------       --------
OTHER ASSETS                                                                                 80             78
                                                                                       --------       --------
       Total assets                                                                    $ 24,474       $ 24,942
                                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations                     $  7,861       $    906
   Accounts payable                                                                       1,951          1,714
   Accrued salaries and benefits                                                            595          1,290
   Accrued pension liability                                                                122            176
   Other accrued expenses                                                                   595            417
                                                                                       --------       --------
       Total current liabilities                                                         11,124          4,503

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion                         --          6,027
                                                                                       --------       --------
       Total liabilities                                                                 11,124         10,530
                                                                                       --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 1,000,000 shares
     authorized; no shares issued                                                            --             --
   Common stock, $0.001 par value; 10,000,000 shares authorized;
    5,678,956 shares issued and outstanding at November 30, 2000 and May 31, 2000             6              6
   Additional paid-in capital                                                            13,975         13,940
   Retained earnings (accumulated deficit)                                                 (631)           466
                                                                                       --------       --------
       Total stockholders' equity                                                        13,350         14,412
                                                                                       --------       --------
       Total liabilities and stockholders' equity                                      $ 24,474       $ 24,942
                                                                                       ========       ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ---------------------------     ---------------------------
                                                     NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                                        2000             1999           2000             1999
                                                     -----------      ----------     -----------      ----------
NET SALES:
  Golf club shafts                                   $     4,757      $    5,601     $    10,564      $   10,914
  Golf club grips                                            735             842           1,906           2,088
                                                     -----------      ----------     -----------      ----------
                                                           5,492           6,443          12,470          13,002
                                                     -----------      ----------     -----------      ----------
COST OF SALES:
  Golf club shafts                                         4,203           4,046           7,952           7,292
  Golf club grips                                            649             573           1,471           1,439
                                                     -----------      ----------     -----------      ----------
                                                           4,852           4,619           9,423           8,731
                                                     -----------      ----------     -----------      ----------

      Gross profit                                           640           1,824           3,047           4,271

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,604           1,475           3,586           3,114

AMORTIZATION OF GOODWILL                                     111             121             221             243

NONRECURRING EXPENSES                                        617              10             632              10
                                                     -----------      ----------     -----------      ----------

      Operating income (loss)                             (1,692)            218          (1,392)            904

INTEREST EXPENSE                                             185             147             363             298

OTHER EXPENSE                                                 79              --              79              --

OTHER INCOME                                                  78              55             165             110
                                                     -----------      ----------     -----------      ----------
      Income (loss) before provision for
        (benefit from) income taxes                       (1,878)            126          (1,669)            716

PROVISION FOR (BENEFIT FROM) INCOME TAXES                   (676)             62            (572)            358
                                                     -----------      ----------     -----------      ----------
      Net income (loss)                              $    (1,202)     $       64     $    (1,097)     $      358
                                                     ===========      ==========     ===========      ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  BASIC                                              $     (0.21)     $     0.01     $     (0.19)     $     0.06
                                                     ===========      ==========     ===========      ==========
  DILUTED                                            $     (0.21)     $     0.01     $     (0.19)     $     0.06
                                                     ===========      ==========     ===========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED TO
 COMPUTE PER SHARE INFORMATION:
  BASIC                                                5,678,956       5,670,953       5,678,956       5,669,001
                                                     ===========      ==========     ===========      ==========
  DILUTED                                              5,678,956       5,795,719       5,678,956       5,798,600
                                                     ===========      ==========     ===========      ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                        SIX MONTHS ENDED
                                                                 ----------------------------
                                                                 NOVEMBER 30,     NOVEMBER 30,
                                                                    2000             1999
                                                                   -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(1,097)        $   358
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                       513             603
   Deferred income taxes                                              (570)             --
   (Gain) loss on retirement or sale of fixed assets                    (3)              7
   Stock based compensation                                             35              --
   Write-down of equipment and inventories                             954              --
  Changes in operating assets and liabilities--
   Accounts receivable, net                                          1,967           1,104
   Inventories                                                      (1,848)         (1,019)
   Other assets                                                         68             201
   Accounts payable and accrued expenses                              (334)           (252)
                                                                   -------         -------

        Net cash provided by (used in) operating activities           (315)          1,002
                                                                   -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of machinery and equipment                                 (585)           (861)
 Proceeds from sale of fixed assets                                     30              --
                                                                   -------         -------

        Net cash used in investing activities                         (555)           (861)
                                                                   -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of common stock options                         --               1
 Borrowings under lines-of-credit, net                               1,381             482
 Repayments of long-term debt and capital lease obligations           (453)           (746)
                                                                   -------         -------

        Net cash provided by (used in) financing activities            928            (263)
                                                                   -------         -------

INCREASE (DECREASE) IN CASH                                             58            (122)

CASH, beginning of period                                               36             184
                                                                   -------         -------

CASH, end of period                                                $    94         $    62
                                                                   =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for--
 Interest                                                          $   352         $   316
                                                                   =======         =======
 Income taxes                                                      $     1         $    31
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

2.   EARNINGS (LOSS) PER SHARE:

     The Company accounts for earnings (loss) per share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings
     (loss) per share are based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method. Loss per share for the three and six month periods ended November 30, 2000 were not affected by 1.3 million outstanding stock options because their effect was anti-dilutive. The number of shares used in computing earnings (loss) per share for the three and six months ended November 30, 2000 and November 30, 1999 were as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    NOVEMBER 30,    NOVEMBER 30,
                                                       2000            1999
                                                       ----            ----
     Basic:
       Average common shares outstanding              5,679            5,671

     Diluted:
       Dilutive effect of stock options                  --              125
                                                      -----            -----
       Average common shares outstanding              5,679            5,796
                                                      =====            =====

                                                         SIX MONTHS ENDED
                                                    ----------------------------
                                                    NOVEMBER 30,    NOVEMBER 30,
                                                       2000            1999
                                                       ----            ----
     Basic:
       Average common shares outstanding              5,679            5,669

     Diluted:
       Dilutive effect of stock options                  --              130
                                                      -----            -----
       Average common shares outstanding              5,679            5,799
                                                      =====            =====

3.   NEW ACCOUNTING PRONOUNCEMENTS:

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"), which among other issues, addresses repricing and other modifications made to previously issued stock options. The Company adopted FIN 44 during the quarter ended August 31, 2000. As of November 30, 2000, there were outstanding options to purchase 170,583 shares at an exercise price of $3.19 per share which are subject to variable plan accounting until they are exercised or expire in January 2004. No compensation costs were recognized during the three and six month periods ended November 30, 2000 related to these options.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was subsequently updated by SAB 101B. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of its fiscal year ending May 31, 2001. The Company does not anticipate any material impact on its results of operations and financial position resulting from the adoption of SAB 101.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB 101. The Company has elected to early adopt EITF No. 00-10 during its quarter ended August 31, 2000. As such, the condensed consolidated statements of operations for the three and six month periods ended November 30, 1999 have been reclassified to reflect the adoption of EITF No. 00-10.

     In June 1998, the FASB issued SFAS No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No. 133 on June 1, 2001. The Company does not anticipate any material impact on its results of operations and financial position resulting from the adoption of SFAS No. 133.

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of November 30, 2000 and May 31, 2000 consisted of the following (in thousands):

                                           NOVEMBER 30, 2000     MAY 31, 2000
                                           -----------------     ------------
     Raw materials                               $  438              $  525
     Work-in-process                              1,650               1,655
     Finished goods                               4,407               2,944
                                                 ------              ------
                                                 $6,495              $5,124
                                                 ======              ======

     During the three months ended November 30, 2000, the Company recorded write-downs totaling $477,000 to reduce the carrying value of finished goods inventory to estimated net realizable value. These write-downs are reflected as a component of cost of sales in the statements of operations for the three and six month periods ended November 30, 2000. A write-down of $280,000 was recorded on certain steel golf club shafts including $98,000 for proprietary product manufactured to the unique specifications of an OEM customer that recently developed financial difficulties and $72,000 for steel shafts which the Company had contracted with an outside vendor to bend for putter applications. The Company recently acquired manufacturing equipment to bend steel shafts for putters based on customer specifications and will be undertaking a concerted sales effort to expand this business in the calendar 2001 golf season. Therefore, the potential sales value of existing stock inventory of putter shafts has diminished. A write-down of $130,000 was recorded on certain graphite golf club shafts manufactured or purchased prior to the development of Rifle Graphite. Various efforts to sell this inventory at higher prices have been unsuccessful and the Company believes that the introduction of new product lines including the Rifle Graphite will continue to diminish the potential sales value of these items during the calendar 2001 golf season. A write-down of $67,000 was recorded on golf club grips primarily for product lines that the Company and its Japanese distributor will discontinue during the calendar 2001 golf season and for proprietary products developed for an OEM customer which were recently identified as defective.

5.   EQUIPMENT WRITE-DOWN:

     During the three months ended November 30, 2000, the Company took efforts to actively market its equipment held for sale which represents the rubber injection presses previously used to manufacture golf club grips. A general decline in the market for rubber molding equipment has recently occurred due to a slow-down in the automotive manufacturing sector. Responses to the marketing efforts resulted in offers significantly below book value. Therefore, an impairment write-down of $360,000 was recorded to reduce the carrying value of the equipment from $500,000 to $140,000. This write-down is reflected as a component of nonrecurring expenses in the statements of operations for the three and six month periods ended November 30, 2000.

     During the three months ended November 30, 2000, the Company identified various projects under development to design and construct tooling for the manufacture of golf club grips which would not result in a productive asset. Several of these projects had commenced prior to the termination date of the Company's exclusive manufacturing supply agreement with Acushnet Rubber Company. Efforts were undertaken to modify the design of this tooling so that it could be utilized by the various new manufacturers which are currently producing the Company's grip inventory. However, it was recently determined that the equipment utilized by the new manufacturers is incompatible with the design of the tooling under development. Additional projects to develop prototype samples for potential customers did not result in a salable product. Therefore, an expense of $117,000 was recorded to write-off the accumulated cost related to the various tooling projects. This item is included as a component of nonrecurring expenses in the statements of operations for the three and six month periods ended November 30, 2000.

6.   BORROWING ARRANGEMENTS:

     FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.3 million at November 30, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of November 30, 2000, FMP had $4.5 million outstanding under its revolving line-of-credit and $0.5 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

     In November 2000, FMP amended its credit facility to provide up to $600,000 of additional borrowing capacity under the revolving line-of-credit beginning annually on November 1 and continuing through February 28 of the following year. This available over-advance is reduced to $500,000 each March 1 and is reduced each month thereafter until it is extinguished each year on June 1. Because the eligible FMP accounts receivable and inventories, as defined, were in excess of $5.0 million at November 30, 2000, none of the $600,000 over-advance was available for borrowing as of that date.

     RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.4 million at November 30, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of November 30, 2000, RG had $0.7 million outstanding under its revolving line-of-credit and $0.1 million available for additional borrowings. The RG line-of-credit expires in September 2002.

     Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (9.5% at November 30, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

     The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. Due to the substantial loss incurred during the three months ended November 30, 2000, the Company is not in compliance with several financial covenants. Therefore, all amounts borrowed at November 30, 2000 are classified as current liabilities in the consolidated balance sheet as of that date. The Company is currently negotiating with its lender to modify the FMP and RG credit facilities, to obtain waivers of these covenant violations and to fund an additional term loan in the amount of $1.0 million. The Company believes that this financing agreement will be completed during the fiscal quarter ending February 28, 2001.

     In December 2000, RP entered into a revolving subordinated promissory note with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director and Chairman of the Board of the Company, is Trustee. In December 2000, RP borrowed $1.0 million under this revolving note which represents the maximum available funding amount. The note bears interest at a fixed annual rate of 13% and is subordinate to both the FMP and RG bank credit facilities. The Johnston Trust has an option to convert the indebtedness into RP common stock at an exchange ratio of $1.00 per share if all outstanding principal and accrued interest is not repaid in full on or before May 31, 2001, which would constitute an event of default by RP. The Company anticipates that additional bank financing will be utilized to retire the indebtedness to the Johnston Trust prior to May 31, 2001. If the Company is unsuccessful in obtaining additional bank financing, the Company believes that sufficient cash flow from operations will be generated to retire the indebtedness to the Johnston Trust prior to May 31, 2001.

7.   INFORMATION ON SEGMENTS:

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

                                                         THREE MONTHS ENDED NOVEMBER 30, 2000
                                                     --------------------------------------------
                                                     GOLF CLUB         GOLF CLUB
                                                       SHAFTS            GRIPS           TOTAL
                                                       ------            -----           -----
     Net sales                                        $  4,757         $    735         $  5,492
     Operating loss                                       (973)            (719)          (1,692)
     Depreciation and amortization                         136              126              262

     Total assets for reportable segments             $ 13,700         $ 16,754         $ 30,454
     Elimination of investment in subsidiaries                                            (5,980)
                                                                                        --------
     Consolidated total assets                                                          $ 24,474
                                                                                        ========

                                                         THREE MONTHS ENDED NOVEMBER 30, 1999
                                                     --------------------------------------------
                                                     GOLF CLUB         GOLF CLUB
                                                       SHAFTS            GRIPS           TOTAL
                                                       ------            -----           -----
     Net sales                                        $  5,601         $    842         $  6,443
     Operating income (loss)                               263              (45)             218
     Depreciation and amortization                          87              213              300

     Total assets for reportable segments             $ 12,311         $ 18,262         $ 30,573
     Elimination of investment in subsidiaries                                            (6,120)
                                                                                        --------
     Consolidated total assets                                                          $ 24,453
                                                                                        ========

                                                          SIX MONTHS ENDED NOVEMBER 30, 2000
                                                     --------------------------------------------
                                                     GOLF CLUB         GOLF CLUB
                                                       SHAFTS            GRIPS           TOTAL
                                                       ------            -----           -----
     Net sales                                        $ 10,564         $  1,906         $ 12,470
     Operating loss                                       (645)            (747)          (1,392)
     Depreciation and amortization                         265              248              513

                                                          SIX MONTHS ENDED NOVEMBER 30, 1999
                                                     --------------------------------------------
                                                     GOLF CLUB         GOLF CLUB
                                                       SHAFTS            GRIPS           TOTAL
                                                       ------            -----           -----
     Net sales                                        $ 10,914         $  2,088         $ 13,002
     Operating income (loss)                               996              (92)             904
     Depreciation and amortization                         174              429              603

8.   ENVIRONMENTAL MATTERS:

     In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut manufacturing facility (the "FMP plant"). In conjunction with the Brunswick Acquisition, Brunswick Corporation ("Brunswick") agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. In October 2000, the Company engaged an environmental consulting firm to assist in the development of a plan of remediation at an estimated cost of $75,000. This expense is reflected as a component of nonrecurring expenses in the statements of operations for the three and six month periods ended November 30, 2000. Failure of Brunswick to fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations.

     The  Company  received  a notice  of  violation  ("NOV")  from the State of
     Connecticut Department of Environmental Protection ("DEP") alleging violation of certain provisions of a permit related to the discharge of treated wastewater at the FMP plant. This permit was issued to the Company in February 1997 based on an application prepared by Brunswick in April 1996. In April 2000, the Company reached a settlement agreement with DEP discharging the Company from any civil liability with respect to the allegations in the NOV, subject to completion and approval of certain remedial measures at the FMP plant. The Company incurred approximately $0.2 million in capital expenditures to complete these remedial measures during the fiscal year ended May 31, 2000 and, in June 2000, obtained a certification from DEP that the work was satisfactorily completed. The Company is seeking reimbursement from Brunswick for the cost of remediation and legal fees incurred in conjunction with this matter.

     In October 2000, the Company received another NOV from the DEP alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater at the FMP plant. In December 2000, the Company submitted its response to the NOV. There is not sufficient information at this time to determine what action, if any, the DEP may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In April 2000, the Company received a request for information from the U.S. Environmental Protection Agency ("EPA") related to disposal and treatment of waste materials from the FMP plant during a period from 1982 to 1997. The EPA is currently conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by the Company and Brunswick to treat and dispose of non-hazardous waste oils from the FMP plant. The EPA has not issued any demands for reimbursement or performance of work from the Company relating to this matter and there is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     Prior to the Brunswick Acquisition, the FMP plant was listed on the EPA's Comprehensive Environmental Response and Liability Information System ("CERCLIS"). A contractor for the EPA performed a preliminary assessment of the FMP plant in January 1992. In June 1992, the site was deferred from the

     CERCLIS inventory to the EPA's Resource Conservation and Recovery Act ("RCRA") program. The EPA recently reviewed the status of the property and concluded that the FMP plant is not subject to corrective action under RCRA and returned the site to its active CERCLIS inventory. In November 2000, a contractor for the EPA performed another site assessment of the FMP plant. The Company has been informed that the contractor will return to perform sampling of the property in early 2001. The Company anticipates that a report from the EPA will be received approximately one year following the completion of the sampling. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act ("the Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if any environmental issues are identified by the EPA, they would be ones that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     Legal and professional fees related to the various environmental matters discussed above totaled $65,000 and $80,000 during the three and six month periods ended November 30, 2000, respectively, and are reflected as a component of nonrecurring expenses in the statements of operations.

9.   TERMINATION OF ACQUISITION LETTER OF INTENT:

     On September 18, 2000, the Company signed a letter of intent to acquire PH Group Inc. ("PHG"), a manufacturer of hydraulic presses and injection molding machines. The Company terminated the letter of intent and ceased negotiations to acquire PHG effective November 27, 2000. Legal and other professional fees associated with the due diligence efforts of the proposed acquisition totaled $79,000 and are reflected as other expense in the statements of operations for the three and six month periods ended November 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS --

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company has made forward-looking statements within the meaning of the Litigation Reform Act in this Form 10-Q which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to international, national, and local economic conditions, the Company's dependence on discretionary consumer spending, customer concentration and their plans and commitments, the Company's cost and available supply of raw materials, the competitive environment in which the Company operates, the timeliness and market acceptance of the Company's new product introductions, the Company's limited operating history, the Company's ability to protect its intellectual property rights, seasonality of sales, fluctuations in operating results, and changes in the financial markets relating to the Company's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements ("Financial Statements") and Management's Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are detailed in the Company's Form 10-K for the fiscal year ended May 31, 2000 (refer to Exhibit 99.1 therein). The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Specific forward-looking statements made in this Form 10-Q include, among others, the anticipated completion of an additional financing agreement, the anticipated generation of sufficient cash flow from operations to repay indebtedness, the anticipated future capital expenditures and anticipated costs of enviromental matters at the FMP manufacturing facility and the Company's belief regarding the sufficiency of its capital resources to fund its operations.

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

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999--

NET SALES. Net sales for the three months ended November 30, 2000 were $5.5 million, a decrease of $0.9 million or 15% from net sales of $6.4 million during the corresponding period in 1999. Net sales of golf club shafts decreased by $0.8 million or 15% and net sales of golf club grips decreased by $0.1 million or 13%. The decrease in shaft sales is primarily attributable to declines in orders from two of the Company's significant customers. Sales to a domestic distributor declined $0.4 million or 68% and sales to the Company's exclusive Japanese distributor declined $0.3 million or 23%. The domestic distributor has experienced a decline in its business which it attributes to difficulties during an internal computer conversion that caused delays in processing and fulfilling customer orders. The Japanese distributor has experienced a decline in its business which it attributes to the slow general economic conditions in Asia and declines in orders from certain of its Japanese OEM customers.

COST OF SALES. Cost of goods sold for the three months ended November 30, 2000 was $4.9 million, an increase of $0.3 million or 5% over cost of goods sold of $4.6 million during the corresponding period in 1999. As discussed in Note 4, the Company recorded write-downs totaling $477,000 to reduce the carrying value of finished goods inventory to estimated net realizable value during the three months ended November 30, 2000. Excluding an inventory write-down of $0.4 million, the cost of golf club shaft sales decreased by $0.3 million or 6% as a result of lower total net sales. Excluding an inventory write-down of $0.1 million, the cost of golf club grip sales was consistent at $0.6 million.

GROSS PROFIT. Gross profit for the three months ended November 30, 2000 was $0.6 million, a decrease of $1.2 million or 65% from gross profit of $1.8 million during the corresponding period in 1999. Gross profit from sales of golf club shafts decreased by $1.0 million or 64% and gross profit from sales of golf club grips decreased by $0.2 million or 68%. Excluding an inventory write-down of $0.4 million, gross profit from sales of golf club shafts decreased by $0.6 million to 20% of sales from 28% of sales. This decline in margin is attributable to fixed costs being spread over lower unit sales volume and lower production rates due to the initial manufacture and sale of several new pro-grade product lines. Excluding an inventory write-down of $0.1 million, gross profit from sales of golf club grips decreased by $0.1 million to 21% of sales from 32% of sales. This decline in margin is attributable to fixed costs being spread over lower unit sales volume and operating costs of the West Coast distribution center which opened in December 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended November 30, 2000 were $1.6 million, an increase of 9% over selling, general and administrative expenses of $1.5 million during the corresponding period in 1999. The $129,000 increase is primarily due to costs associated with a television commercial advertising campaign which commenced in January 2000. Costs of purchased airtime and development of commercials totaled approximately $74,000 during the three months ended November 30, 2000 compared to $0 during the corresponding period in 1999.

AMORTIZATION OF GOODWILL. Amortization of goodwill was consistent at $0.1 million during the three-month periods ended November 30, 2000 and 1999.

NONRECURRING EXPENSES. As discussed in Note 5, an impairment write-down of $360,000 was recorded during the three months ended November 30, 2000 to reduce the carrying value of Equipment Held for Sale to estimated net realizable value. As discussed in Note 5, an expense of $117,000 was recorded during the three months ended November 30, 2000 to write-off the accumulated costs related to various projects under development to design and construct tooling for the manufacture of golf club grips. As discussed in Note 8, legal and consulting expenses totaling $140,000 were incurred during the three months ended November 30, 2000 related to various environmental issues. Similar legal expenses incurred during the corresponding period in 1999 were $10,000.

INTEREST EXPENSE. Interest expense increased from $147,000 during the three months ended November 30, 1999 to $185,000 during the three months ended November 30, 2000 primarily due to a 1% increase in the prime lending rate.

OTHER EXPENSE. As discussed in Note 9, legal and other professional fees associated with the proposed PH Group, Inc. acquisition totaled $79,000 during the three months ended November 30, 2000.

OTHER INCOME. Other income of $78,000 and $55,000 for the three months ended November 30, 2000 and 1999, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technology and products.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A tax benefit of $0.7 million was recorded on the loss during the three months ended November 30, 2000 and a provision of $0.1 million was recorded for taxes on the income during the corresponding period in 1999. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization. A benefit has not been recorded on the nonrecurring inventory and equipment write-downs discussed in Notes 4 and 5 in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109.

SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1999--

NET SALES. Net sales for the six months ended November 30, 2000 were $12.5 million, a decrease of $0.5 million or 4% from net sales of $13.0 million during the corresponding period in 1999. Net sales of golf club shafts decreased by $0.4 million or 3% and net sales of golf club grips decreased by $0.2 million or 9%. The decrease in shaft sales is primarily attributable to declines in orders from two of the Company's significant customers. Sales to a domestic distributor declined $0.4 million or 44% and sales to the Company's exclusive Japanese distributor declined $0.7 million or 28%. The domestic distributor has experienced a decline in its business which it attributes to difficulties during an internal computer conversion that caused delays in processing and fulfilling customer orders. The Japanese distributor has experienced a decline in its business which it attributes to the slow general economic conditions in Asia and declines in orders from certain of its Japanese OEM customers. The decrease in grip sales is primarily attributable to declines in orders from the Company's exclusive Japanese distributor due to slow general economic conditions in Asia.

COST OF SALES. Cost of goods sold for the six months ended November 30, 2000 was $9.4 million, an increase of $0.7 million or 8% over cost of goods sold of $8.7 million during the corresponding period in 1999. As discussed in Note 4, the Company recorded write-downs totaling $477,000 to reduce the carrying value of finished goods inventory to estimated net realizable value during the six months ended November 30, 2000. Excluding an inventory write-down of $0.4 million, the cost of golf club shaft sales increased by $0.3 million or 3%. Excluding an inventory write-down of $0.1 million, the cost of golf club grip sales was consistent at $1.4 million.

GROSS PROFIT. Gross profit for the six months ended November 30, 2000 was $3.1 million, a decrease of $1.2 million or 29% from gross profit of $4.3 million during the corresponding period in 1999. Gross profit from sales of golf club shafts decreased by $1.0 million or 28% and gross profit from sales of golf club grips decreased by $0.2 million or 33%. Excluding an inventory write-down of $0.4 million, gross profit from sales of golf club shafts decreased by $0.6 million to 29% of sales from 33% of sales. This decline in margin is attributable to fixed costs being spread over lower unit sales volume and lower production rates due to the initial manufacture and sale of several new pro-grade product lines. Excluding an inventory write-down of $0.1 million, gross profit from sales of golf club grips decreased by $0.1 million to 26% of sales from 31% of sales. This decline in margin is attributable to fixed costs being spread over lower unit sales volume and operating costs of the West Coast distribution center which opened in December 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended November 30, 2000 were $3.6 million, an increase of 15% over selling, general and administrative expenses of $3.1 million during the corresponding period in 1999. The $0.5 million increase is primarily due to costs associated with a television commercial advertising campaign which commenced in January 2000. Costs of purchased airtime and development of commercials totaled approximately $0.3 million during the six months ended November 30, 2000 compared to $0 during the corresponding period in 1999.

AMORTIZATION OF GOODWILL. Amortization of goodwill was consistent at $0.2 million during the six-month periods ended November 30, 2000 and 1999.

NONRECURRING EXPENSES. As discussed in Note 5, an impairment write-down of $360,000 was recorded during the six months ended November 30, 2000 to reduce the carrying value of Equipment Held for Sale to estimated net realizable value. As discussed in Note 5, an expense of $117,000 was recorded during the six months ended November 30, 2000 to write-off the accumulated costs related to various projects under development to design and construct tooling for the manufacture of golf club grips. As discussed in Note 8, legal and consulting expenses totaling $155,000 were incurred during the six months ended November 30, 2000 related to various environmental issues. Similar legal expenses incurred during the corresponding period in 1999 were $10,000.

INTEREST EXPENSE. Interest expense increased from $298,000 during the six months ended November 30, 1999 to $363,000 during the six months ended November 30, 2000 primarily due to a 1% increase in the prime lending rate.

OTHER EXPENSE. As discussed in Note 9, legal and other professional fees associated with the proposed PH Group, Inc. acquisition totaled $79,000 during the six months ended November 30, 2000.

OTHER INCOME. Other income of $165,000 and $110,000 for the six months ended November 30, 2000 and 1999, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technology and products.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A tax benefit of $0.6 million was recorded on the loss during the six months ended November 30, 2000 and a provision of $0.4 million was recorded for taxes on the income during the corresponding period in 1999. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization. A benefit has not been recorded on the nonrecurring inventory and equipment write-downs discussed in Notes 4 and 5 in accordance with the provisions of SFAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES--

At November 30, 2000, RP had negative working capital of $0.6 million and a current ratio of 0.9 to 1 as compared to working capital of $6.0 million and a current ratio of 2.3 to 1 at May 31, 2000. This decline in working capital is primarily the result of a reclassification of $7.0 million long-term debt to current liabilities due to various loan covenant violations discussed below.

FMP has a credit facility consisting of a term loan and a revolving line-of-credit. The FMP term loan of $2.3 million at November 30, 2000 is due in monthly principal installments of $65,000 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing of $5.0 million. As of November 30, 2000, FMP had $4.5 million outstanding under its revolving line-of-credit and $0.5 million available for additional borrowings. The FMP line-of-credit expires in September 2002.

In November 2000, FMP amended its credit facility to provide up to $600,000 of additional borrowing capacity under the revolving line-of-credit beginning annually on November 1 and continuing through February 28 of the following year. This available over-advance is reduced to $500,000 each March 1 and is reduced each month thereafter until it is extinguished each year on June 1. Because the eligible FMP accounts receivable and inventories, as defined, were in excess of $5.0 million at November 30, 2000, none of the $600,000 over-advance was available for borrowing as of that date.

RG has a credit facility consisting of a term loan and a revolving line-of-credit. The RG term loan of $0.4 million at November 30, 2000 is due in monthly principal installments of $10,500 until its maturity in September 2002. The amount available for borrowings under the revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of November 30, 2000, RG had $0.7 million outstanding under its revolving line-of-credit and $0.1 million available for additional borrowings. The RG line-of-credit expires in September 2002.

Borrowings under the term loans and revolving lines-of-credit of both credit facilities bear interest at a rate per annum equal to the prime rate (9.5% at November 30, 2000) plus 0.75% and 0.25%, respectively, and are secured by substantially all of the Company's assets.

The FMP and RG credit facilities contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. Due to the substantial loss incurred during the three months ended November 30, 2000, the Company is not in compliance with several financial covenants. Therefore, all amounts borrowed at November 30, 2000 are classified as current liabilities in the consolidated balance sheet as of that date. The Company is currently negotiating with its lender to modify the FMP and RG credit facilities, to obtain waivers of these covenant violations and to fund an additional term loan in the amount of $1.0 million. The Company believes that this financing agreement will be completed during the fiscal quarter ending February 28, 2001.

In December 2000, RP entered into a revolving subordinated promissory note with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director and Chairman of the Board of the Company, is Trustee. In December 2000, RP borrowed $1.0 million under this revolving note which represents the maximum available funding amount. The note bears interest at a fixed annual rate of 13% and is subordinate to both the FMP and RG bank credit facilities. The Johnston Trust has an option to convert the indebtedness into RP common stock at an exchange ratio of $1.00 per share if all outstanding principal and accrued interest is not repaid in full on or before May 31, 2001, which would constitute an event of default by RP. The Company anticipates that additional bank financing will be utilized to retire the indebtedness to the Johnston Trust prior to May 31, 2001. If the Company is unsuccessful in obtaining additional bank financing, the Company believes that sufficient cash flow from operations will be generated to retire the indebtedness to the Johnston Trust prior to May 31, 2001.

The Company believes that its existing capital resources and credit lines available, together with the anticipated funding of additional term loans of $1.0 million, are sufficient to fund its operations and capital requirements of current business segments as presently planned over the next twelve months.

During the six months ended November 30, 2000, net cash used in operating activities was $0.3 million which primarily resulted from a net loss of $1.1 million, an increase in inventories of $1.8 million, an increase in deferred taxes of $0.6 million, and a decrease in accounts payable and accrued expenses of $0.3 million. Non-cash expenses during the period include depreciation and amortization of $0.5 million and $1.0 million for inventory and equipment write-downs as described in Notes 4 and 5. Cash used in operating activities was reduced by a net collection of accounts receivable of $2.0 million.

Net cash used in investing activities for the six months ended November 30, 2000 was $0.6 million primarily for the purchase of machinery and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2001 will be approximately $1.6 million. The Company is assessing its steel golf club shaft manufacturing capacities compared to the current and anticipated future volume of customer orders. Based on this assessment and the success of ongoing projects to increase production volumes, the Company believes that significant future capital expenditures may be required at the FMP manufacturing facility to increase production capacity for pro grade steel golf club shafts.

Net cash provided by financing activities for the six months ended November 30, 2000, was $0.9 million resulting from net borrowings under lines-of-credit of $1.4 million offset by repayments of long term debt and capital lease obligations of $0.5 million. The Company is investigating certain potential acquisitions. Any potential acquisitions may require the use of existing capital resources, assumption of debt or issuance of new debt instruments, any of which could impact the Company's liquidity and capital resources.

ENVIRONMENTAL MATTERS --

In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut manufacturing facility (the "FMP plant"). In conjunction with the Brunswick Acquisition, Brunswick
Corporation ("Brunswick") agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. In October 2000, the Company engaged an environmental consulting firm to assist in the development of a plan of remediation at an estimated cost of $75,000. This expense is reflected as a component of nonrecurring expenses in the statements of operations for the three and six month periods ended November 30, 2000. Failure of Brunswick to fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations.

The Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging violation of certain provisions of a permit related to the discharge of treated wastewater at the FMP plant. This permit was issued to the Company in February 1997 based on an application prepared by Brunswick in April 1996. In April 2000, the Company reached a settlement agreement with DEP discharging the Company from any civil liability with respect to the allegations in the NOV, subject to completion and approval of certain remedial measures at the FMP plant. The Company incurred approximately $0.2 million in capital expenditures to complete these remedial measures during the fiscal year ended May 31, 2000 and, in June 2000, obtained a certification from DEP that the work was satisfactorily completed. The Company is seeking reimbursement from Brunswick for the cost of remediation and legal fees incurred in conjunction with this matter.

In October 2000, the Company received another NOV from the DEP alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater at the FMP plant. In December 2000, the Company submitted its response to the NOV. There is not sufficient information at this time to determine what action, if any, the DEP may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

In April 2000, the Company received a request for information from the U.S. Environmental Protection Agency ("EPA") related to disposal and treatment of waste materials from the FMP plant during a period from 1982 to 1997. The EPA is currently conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by the Company and Brunswick to treat and dispose of non-hazardous waste oils from the FMP plant. The EPA has not issued any demands for reimbursement or performance of work from the Company relating to this matter and there is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition or results of operations.

Prior to the  Brunswick  Acquisition,  the FMP  plant  was  listed  on the EPA's
Comprehensive Environmental Response and Liability Information System ("CERCLIS"). A contractor for the EPA performed a preliminary assessment of the FMP plant in January 1992. In June 1992, the site was deferred from the CERCLIS inventory to the EPA's Resource Conservation and Recovery Act ("RCRA") program. The EPA recently reviewed the status of the property and concluded that the FMP plant is not subject to corrective action under RCRA and returned the site to its active CERCLIS inventory. In November 2000, a contractor for the EPA performed another site assessment of the FMP plant. The Company has been informed that the contractor will return to perform sampling of the property in early 2001. The Company anticipates that a report from the EPA will be received approximately one year following the completion of the sampling. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act ("the Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if any environmental issues are identified by the EPA, they would be ones that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

TERMINATION OF ACQUISITION LETTER OF INTENT --

On September 18, 2000, the Company signed a letter of intent to acquire PH Group Inc. ("PHG"), a manufacturer of hydraulic presses and injection molding machines. The Company terminated the letter of intent and ceased negotiations to acquire PHG effective November 27, 2000. Legal and other professional fees associated with the due diligence efforts of the proposed acquisition totaled $79,000 and are reflected as other expense in the statements of operations for the three and six month periods ended November 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS.

At November 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

PRIMARY MARKET RISK EXPOSURE.

The Company's primary market risk exposure relates to its variable rate debt obligations that are described in Note 6 to the condensed consolidated financial statements. A one- percent change in the prime lending rate would have an effect of approximately $18,000 and $35,000 on interest expense for the three and six months ended November 30, 2000, respectively.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In December 2000, the Company entered into a revolving subordinated promissory note with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director and Chairman of the Board of the Company, is Trustee. In December 2000, RP borrowed $1.0 million under this revolving note which represents the maximum available funding amount. These funds were utilized for working capital to support the ongoing operations of the Company. The note bears interest at a fixed annual rate of 13% and is subordinate to the Company's bank credit facilities. The Johnston Trust has an option to convert the indebtedness into RP common stock at an exchange ratio of $1.00 per share if all outstanding principal and accrued interest is not repaid in full on or before May 31, 2001, which would constitute an event of default by RP. The transaction is exempt under 4(2) of the Securities Exchange Act of 1933. The Company anticipates that additional bank financing will be utilized to retire the indebtedness to the Johnston Trust prior to May 31, 2001. If the Company is unsuccessful in obtaining additional bank financing, the Company believes that sufficient cash flow from operations will be generated to retire the indebtedness to the Johnston Trust prior to May 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Due to the substantial loss incurred during the three months ended November 30, 2000, the Company is not in compliance with several financial loan covenants of its bank credit facilities. These covenant violations include covenants requiring the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. The covenant violations impact all of the Company's outstanding term loans and lines-of-credit which, in the aggregate, totaled $7.9 million at November 30, 2000. Therefore, all amounts borrowed at November 30, 2000 are classified as current liabilities in the consolidated balance sheet as of that date. The Company is currently negotiating with its lender to modify the credit facilities, to obtain waivers of these covenant violations and to fund an additional term loan in the amount of $1.0 million. The Company believes that this financing agreement will be completed during the fiscal quarter ending February 28, 2001.

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

     (10) Material Contracts

     Exhibit 10.1. Fifth Amendment to Credit and Security Agreement between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. dated November 8, 2000.

     Exhibit 10.2. Sixth Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated November 8, 2000.

     Exhibit 10.3. Revolving Subordinated Promissory Note from Royal Precision, Inc. to the Johnston Family Charitable Remainder Unitrust #3 dated December 7, 2000.

     Exhibit 10.4. Subordination Agreement dated December 7, 2000 by the Johnston Family Charitable Remainder Unitrust #3 for the benefit of Wells Fargo Business Credit, Inc.

     (b)  Reports on Form 8-K.

     The Company filed current reports on Form 8-K on September 28, 2000 and November 29, 2000 in response to Item 5, Other Events.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROYAL PRECISION, INC.

Date: January 11, 2001                   By /s/ Thomas A. Schneider
----------------------                      ------------------------------------
                                            Thomas A. Schneider, President
                                            (duly authorized officer)

                                         By /s/ Kevin L. Neill
                                            ------------------------------------
                                            Kevin L. Neill, Vice President -
                                            Finance (chief financial officer)

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

10.1 Fifth Amendment to Credit and Security Agreement between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales
      Corp. and Wells Fargo Business  Credit,  Inc. dated November
      8, 2000.                                                           23

10.2 Sixth Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear
      Company and Wells Fargo Business Credit, Inc. dated November
      8, 2000.                                                           31

10.3  Revolving Subordinated Promissory Note from Royal Precision,
      Inc. to the Johnston Family Charitable Remainder Unitrust #3
      dated December 7, 2000.                                            36

10.4  Subordination  Agreement  dated  December  7,  2000  by  the
      Johnston  Family  Charitable  Remainder  Unitrust #3 for the
      benefit of Wells Fargo Business Credit, Inc.                       48

----------
* Incorporated by reference