Form 10-Q
period 2001-02-28
ROYAL PRECISION INC
filed 2001-04-12
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended February 28, 2001 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                          Outstanding at April 11, 2001
      -------------------                          -----------------------------
Common Stock, par value $0.001                            5,678,956 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                         FEBRUARY 28,        MAY 31,
                                                                                            2001              2000
                                                                                          --------          --------
                                           ASSETS
CURRENT ASSETS:
  Cash                                                                                    $    479          $     36
  Accounts receivable, net of allowance for doubtful accounts of $279
    and $274 at February 28, 2001 and May 31, 2000, respectively                             4,164             5,100
  Inventories                                                                                6,590             5,124
  Other current assets                                                                          76               155
  Deferred income taxes                                                                        683               106
                                                                                          --------          --------
      Total current assets                                                                  11,992            10,521
                                                                                          --------          --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                         123               123
  Furniture, fixtures and office equipment                                                     635               455
  Buildings and improvements                                                                   941               840
  Machinery and equipment                                                                    5,003             4,278
  Equipment held for sale                                                                      120               500
  Construction in progress                                                                     792             1,081
                                                                                          --------          --------
                                                                                             7,614             7,277
  Less - Accumulated depreciation                                                           (1,713)           (1,264)
                                                                                          --------          --------
                                                                                             5,901             6,013
                                                                                          --------          --------

GOODWILL, net                                                                                7,297             7,629
                                                                                          --------          --------

DEFERRED INCOME TAXES                                                                          701               701
                                                                                          --------          --------
OTHER ASSETS                                                                                    77                78
                                                                                          --------          --------
       Total assets                                                                       $ 25,968          $ 24,942
                                                                                          ========          ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                       $    768          $    906
  Subordinated debt                                                                          1,000                --
  Accounts payable                                                                           1,878             1,714
  Accrued salaries and benefits                                                                671             1,290
  Accrued pension liability                                                                    162               176
  Other accrued expenses                                                                       598               417
                                                                                          --------          --------
       Total current liabilities                                                             5,077             4,503

LONG-TERM DEBT, net of current portion                                                       7,390             6,027
                                                                                          --------          --------
       Total liabilities                                                                    12,467            10,530
                                                                                          --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value ; 1,000,000 shares authorized; no shares issued             --                --
  Common stock, $0.001 par value; 10,000,000 shares authorized; 5,678,956 shares
   issued and outstanding at February 28, 2001 and May 31, 2000                                  6                 6
  Additional paid-in capital                                                                13,975            13,940
  Retained earnings (accumulated deficit)                                                     (480)              466
                                                                                          --------          --------
       Total stockholders' equity                                                           13,501            14,412
                                                                                          --------          --------
       Total liabilities and stockholders' equity                                         $ 25,968          $ 24,942
                                                                                          ========          ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       ---------------------------     -----------------------------
                                                       FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 29,
                                                           2001            2000            2001             2000
                                                       -----------     -----------     -----------      -----------
NET SALES:
  Golf club shafts                                     $     6,804     $     6,083     $    17,368      $    16,997
  Golf club grips                                              911             958           2,817            3,046
                                                       -----------     -----------     -----------      -----------
                                                             7,715           7,041          20,185           20,043
                                                       -----------     -----------     -----------      -----------
COST OF SALES:
  Golf club shafts                                           4,928           4,354          12,880           11,646
  Golf club grips                                              730             700           2,201            2,139
                                                       -----------     -----------     -----------      -----------
                                                             5,658           5,054          15,081           13,785
                                                       -----------     -----------     -----------      -----------

       Gross profit                                          2,057           1,987           5,104            6,258

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,528           1,640           5,114            4,754

AMORTIZATION OF GOODWILL                                       111             121             332              364

NONRECURRING EXPENSES                                           10              55             642               65
                                                       -----------     -----------     -----------      -----------

       Operating income (loss)                                 408             171            (984)           1,075

INTEREST EXPENSE                                               275             159             638              457

OTHER EXPENSE                                                   --              --              79               --

OTHER INCOME                                                    73              76             238              186
                                                       -----------     -----------     -----------      -----------
       Income (loss) before provision for
         (benefit from) income taxes                           206              88          (1,463)             804

PROVISION FOR (BENEFIT FROM) INCOME TAXES                       55              53            (517)             411
                                                       -----------     -----------     -----------      -----------
       Net income (loss)                               $       151     $        35     $      (946)     $       393
                                                       ===========     ===========     ===========      ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  BASIC                                                $      0.03     $      0.01     $     (0.17)     $      0.07
                                                       ===========     ===========     ===========      ===========
  DILUTED                                              $      0.03     $      0.01     $     (0.17)     $      0.07
                                                       ===========     ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED TO
  COMPUTE PER SHARE INFORMATION:
    BASIC                                                5,678,956       5,674,780       5,678,956        5,670,900
                                                       ===========     ===========     ===========      ===========
    DILUTED                                              5,789,378       5,843,157       5,678,956        5,807,007
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

              ROYAL PRECISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands)

                                                                     NINE MONTHS ENDED
                                                                ------------------------------
                                                                FEBRUARY 28,      FEBRUARY 29,
                                                                    2001              2000
                                                                  -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  (946)          $   393
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                      797               901
   Deferred income taxes                                             (577)               --
   (Gain) loss on retirement or sale of fixed assets                   (3)               18
   Stock based compensation                                            35                --
   Write-down of equipment and inventories                            954                --
   Increase (decrease) in cash resulting from a change in
    operating assets and liabilities:
     Accounts receivable, net                                         936               811
     Inventories                                                   (1,943)           (1,027)
     Other assets                                                      80               132
     Accounts payable and accrued expenses                           (288)              392
                                                                  -------           -------

       Net cash provided by (used in) operating activities           (955)            1,620
                                                                  -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of machinery and equipment                               (877)           (1,564)
  Proceeds from sale of fixed assets                                   50                --
                                                                  -------           -------

       Net cash used in investing activities                         (827)           (1,564)
                                                                  -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of subordinated debt                       1,000                --
  Proceeds from issuance of long-term debt                            282                --
  Proceeds from exercise of common stock options                       --                 9
  Borrowings under lines-of-credit, net                             1,660               749
  Repayments of long-term debt                                       (717)             (977)
                                                                  -------           -------

       Net cash provided by (used in) financing activities          2,225              (219)
                                                                  -------           -------

INCREASE (DECREASE) IN CASH                                           443              (163)

CASH, beginning of period                                              36               184
                                                                  -------           -------

CASH, end of period                                               $   479           $    21
                                                                  =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                      $   577           $   473
                                                                  =======           =======
    Income taxes                                                  $     5           $    41
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

2.   EARNINGS (LOSS) PER SHARE:

     The Company accounts for earnings (loss) per share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings
     (loss) per share are based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method. Loss per share for the nine-month period ended February 28, 2001 was not affected by 1.3 million shares subject to outstanding stock options because their effect was anti-dilutive. The number of shares used in computing earnings (loss) per share for the three and nine-month periods ended February 28, 2001 and February 29, 2000 were as follows:

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                               -----------------------------     ----------------------------
                                               FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,    FEBRUARY 29,
                                                  2001              2000            2001             2000
                                                ---------        ---------        ---------        ---------
Basic:
  Average common shares outstanding             5,678,956        5,674,780        5,678,956        5,670,900

Diluted:
  Dilutive effect of stock options                110,422          168,377               --          136,107
                                                ---------        ---------        ---------        ---------
  Average common shares outstanding             5,789,378        5,843,157        5,678,956        5,807,007
                                                =========        =========        =========        =========

3.   NEW ACCOUNTING PRONOUNCEMENTS:

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"), which among other issues, addresses repricing and other modifications made to previously issued stock options. The Company adopted FIN 44 during the quarter ended August 31, 2000. As of February 28, 2001, there were outstanding options to purchase 170,583 shares at an exercise price of $3.19 per share which are subject to variable plan accounting until they are exercised or expire in January 2004. No compensation costs were recognized during the three and nine-month periods ended February 28, 2001 related to these options.

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

     In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB 101. The Company elected to early adopt EITF No. 00-10 during its quarter ended August 31, 2000. As such, the condensed consolidated statements of operations for the three and nine-month periods ended February 29, 2000 have been reclassified to reflect the adoption of EITF No. 00-10.

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

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of February 28, 2001 and May 31, 2000 consisted of the following (in thousands):

                                           FEBRUARY 28, 2001      MAY 31, 2000
                                           -----------------      ------------
     Raw materials                             $     563            $     525
     Work-in-process                               1,578                1,655
     Finished goods                                4,449                2,944
                                               ---------            ---------
                                               $   6,590            $   5,124
                                               =========            =========

     During the three months ended November 30, 2000, the Company recorded write-downs totaling $477,000 to reduce the carrying value of golf club shafts and grips finished goods inventories to estimated net realizable value. These write-downs are reflected as a component of cost of sales in the statement of operations for the nine-month period ended February 28, 2001.

5.   EQUIPMENT WRITE-DOWN:

     During the three months ended November 30, 2000, the Company recorded an impairment write-down of $360,000 on equipment held for sale which represents the rubber injection presses previously used to manufacture golf club grips. This write-down is reflected as a component of nonrecurring expenses in the statement of operations for the nine-month period ended February 28, 2001.

     During the three months ended November 30, 2000, the Company recorded an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips. This item is included as a component of nonrecurring expenses in the statement of operations for the nine-month period ended February 28, 2001.

6.   BORROWING ARRANGEMENTS:

     In March 2001, the Company amended its bank credit facilities with its lender. In conjunction with this amendment, the Company received waivers of all violations of financial loan covenants which had existed since November 2000. An additional borrowing of $0.8 million was funded under an existing term loan and the maximum borrowing under the lines-of-credit was increased from $6.5 million to $8.0 million. The maturity date of all credit facilities was extended to September 30, 2004. The annual interest rate on all borrowings was increased by 1% retroactive to November 2000. An additional 1% annual interest charge was assessed on all borrowings retroactive to November 2000 but will be payable only in the event that the Company's consolidated net loss for the fiscal year ending May 31, 2001 exceeds $0.2 million. The Company is accruing this additional interest on a monthly basis until such time as it becomes evident that the minimum income requirement for fiscal 2001 is assured.

     FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of one FMP term loan ("FMP Term 1") was $2.1 million at February 28, 2001 and was increased by $0.8 million on March 9, 2001. This term loan is due in monthly principal installments of $46,850 until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") was $0.3 million at February 28, 2001. This balance represents the partial funding on December 1, 2000 of a term loan facility which can be increased to a maximum of $0.4 million upon the completion of certain capital projects currently under development. It is anticipated that an additional funding of $0.1 million will occur prior to May 31, 2001. This term loan is due in monthly principal installments beginning June 2001 in an amount calculated using a 60-month amortization until its maturity in September 2004.

     The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing which was increased from $5.0 million to $6.5 million on March 9, 2001. As of February 28, 2001, FMP had $4.8 million outstanding under its revolving line-of-credit and $0.1 million available for additional borrowings. Following the amendment to the credit facility on March 9, 2001, the amount available for borrowings under the FMP revolving line-of-credit was increased by $1.3 million. The FMP line-of-credit expires in September 2004.

     RG's bank credit facility consists of a term loan and a revolving line-of-credit. The RG term loan of $0.3 million at February 28, 2001 is due in monthly principal installments of $10,500 until its maturity in September 2004. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of February 28, 2001, RG had $0.7 million outstanding under its revolving line-of-credit and $0.1 million available for additional borrowings. The RG line-of-credit expires in September 2004.

     The effective annual interest rate on the FMP and RG bank credit facilities was increased by 1% on March 9, 2001, retroactive to November 1, 2000. Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (8.5% at February 28, 2001) plus 1.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 1.75%. An additional 1% annual interest charge accrues on all borrowings effective November 1, 2000 but will be payable only in the event that the Company's consolidated net loss for the fiscal year ending May 31, 2001 exceeds $0.2 million. The Company is accruing this additional interest on a monthly basis until such time as it becomes evident that the minimum income requirement for fiscal 2001 is assured. As of February 28, 2001, $26,000 of additional interest was accrued.

     Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends, limit the repayment of subordinated indebtedness, and require the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. The Company believes it is in compliance with all financial loan covenants as amended on March 9, 2001.

     On December 7, 2000, the Company entered into a revolving subordinated promissory note ("Subordinated Note") with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director and Chairman of the Board of the Company, is a Trustee. In December 2000, RP borrowed $1.0 million under the Subordinated Note which represents the maximum available funding amount. The Subordinated Note bears interest at a fixed annual rate of 13% and is subordinate to both the FMP and RG bank credit facilities. The Johnston Trust has an option to convert the indebtedness into RP common stock at an exchange ratio of $1.00 per share with respect to any outstanding principal and accrued interest that is not repaid in full on or before May 31, 2001. On March 16, 2001, the Company and the Johnston Trust amended the Subordinated Note to increase the annual interest rate to 17% on any unpaid principal outstanding after May 31, 2001 and to restrict the Johnston Trust conversion rights prior to stockholder approval. Until stockholder approval, the Johnston Trust may only exercise the conversion option for an amount not to exceed $25,000. A meeting of the stockholders to vote on approval of the conversion right must occur on or prior to September 30, 2001. Subsequent to February 28, 2001, the Company repaid $0.3 million of the Subordinated Note and the Company anticipates that the remaining $0.7 million outstanding balance will be repaid on or before May 31, 2001.

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

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    FEBRUARY 28, 2001                  FEBRUARY 28, 2001
                                            --------------------------------   --------------------------------
                                            GOLF CLUB   GOLF CLUB              GOLF CLUB  GOLF CLUB
                                             SHAFTS       GRIPS      TOTAL      SHAFTS      GRIPS       TOTAL
                                            --------    --------    --------   --------    --------    --------
Net sales                                   $  6,804    $    911    $  7,715   $ 17,368    $  2,817    $ 20,185
Operating income (loss)                          560        (152)        408        (85)       (899)       (984)
Nonrecurring expenses                             10          --          10        165         477         642
Depreciation and amortization                    141         143         284        406         391         797

Total assets for reportable segments                                           $ 15,452    $ 16,475    $ 31,927
Elimination of investment in subsidiaries                                                                (5,959)
                                                                                                       --------
Consolidated total assets                                                                              $ 25,968
                                                                                                       ========

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   FEBRUARY 29, 2000                   FEBRUARY 29, 2000
                                            --------------------------------   --------------------------------
                                            GOLF CLUB   GOLF CLUB              GOLF CLUB  GOLF CLUB
                                             SHAFTS       GRIPS      TOTAL      SHAFTS      GRIPS       TOTAL
                                            --------    --------    --------   --------    --------    --------
Net sales                                   $  6,083    $    958    $  7,041   $ 16,997    $  3,046    $ 20,043
Operating income (loss)                          263         (92)        171      1,260        (185)      1,075
Nonrecurring expenses                             55          --          55         65          --          65
Depreciation and amortization                     87         211         298        260         641         901

Total assets for reportable segments                                           $ 13,390    $ 17,708    $ 31,098
Elimination of investment in subsidiaries                                                                (6,092)
                                                                                                       --------
Consolidated total assets                                                                              $ 25,006
                                                                                                       ========

8.   ENVIRONMENTAL MATTERS:

     In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (NYSE: BC) (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut manufacturing facility (the "FMP plant"). In conjunction with the Brunswick Acquisition, Brunswick Corporation ("Brunswick") agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. The Company has engaged an environmental consulting firm to assist in the development of the plan of remediation. Failure of Brunswick to fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations.

     Prior to the Brunswick Acquisition, the FMP plant was listed on the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA performed a preliminary assessment of the FMP plant in January 1992 and, in June 1992, the site was deferred from the CERCLIS inventory to the EPA's Resource Conservation and Recovery Act ("RCRA") program. During calendar 2000, the EPA reviewed the status of the property, concluded that the FMP plant is not subject to corrective action under RCRA and returned the site to its active CERCLIS inventory. In November 2000, a contractor for the EPA performed another assessment of the FMP plant. The Company has been informed that the contractor will return to perform sampling of the property in April 2001. The Company anticipates that a report from the EPA will be received approximately one year following the completion of the sampling. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if any environmental issues are identified by the EPA, they would be ones that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In April 2000, the Company received a request for information from the EPA related to disposal and treatment of waste materials from the FMP plant during the period from 1982 to 1997. The EPA is conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by Brunswick, and to a limited degree by the Company, to treat and dispose of non-hazardous waste oils from the FMP plant. The EPA has not issued any demands for reimbursement from the Company relating to this matter and there is not sufficient information at this time to determine what action, if any, the EPA may pursue. Based on discussions with legal counsel, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

     In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater at the FMP plant. In December 2000, the Company submitted its response to the NOV. There is not sufficient information at this time to determine what action, if any, the DEP may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In February 2001, the Company received a reimbursement from Brunswick totaling $180,000 for costs incurred to resolve a prior NOV from the DEP which the Company settled in June 2000. Of the funds received, $75,000 was recorded as a reimbursement of environmental related expenses and is reflected as a reduction of nonrecurring expenses in the statements of operations for the three and nine-month periods ended February 28, 2001.

     The remaining balance received was recorded as a partial reimbursement of the capital expenditures incurred at the FMP plant to complete the remedial measures specified in the NOV settlement.

     Expenses related to the various environmental matters discussed above totaled $10,000, net, and $165,000, net, during the three and nine-month periods ended February 28, 2001, respectively. These expenses are reflected as a component of nonrecurring expenses in the statements of operations.

9.   TERMINATION OF ACQUISITION LETTER OF INTENT:

     On September 18, 2000, the Company signed a letter of intent to acquire PH Group Inc. ("PHG"), a manufacturer of hydraulic presses and injection molding machines. The Company terminated the letter of intent and ceased negotiations to acquire PHG effective November 27, 2000. Legal and other professional fees associated with the due diligence efforts of the proposed acquisition totaled $79,000 and are reflected as other expense in the statement of operations for the nine-month period ended February 28, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS --

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Such statements include, but are not limited to, statements concerning the Company's future results from operations; the adequacy of existing capital resources and credit lines; anticipated future customer orders; anticipated future capital expenditures; anticipated costs of environmental matters at our manufacturing facilities and expectations regarding future environmental reports; and our ability to generate sufficient cash flow from operations to repay indebtedness and fund operations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are based on the current beliefs and expectations of the Company's management and are subject to significant risks, uncertainties and other factors, which may cause actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect the Company's results and cause them to be materially different from those contained in the forward-looking statements include: uncertainties relating to general economic conditions; the Company's dependence on discretionary consumer spending; the Company's dependence on demand from original equipment manufacturers; the Company's dependence on international sales; the cost and availability of raw materials; the timeliness and market acceptance of the Company's new product introductions; the competitive environment in which the Company operates; seasonality of sales, which results in fluctuations in operating results; the Company's ability to protect its intellectual property rights; the Company's reliance on third party suppliers; changes in the financial markets relating to the Company's capital structure and cost of capital; increased costs related to environmental regulations and/or the failure of third parties to fulfill their indemnification and remediation obligations to us; work stoppages or slowdowns; the Company's limited operating history; the Company's ability to successfully launch new products; and other factors that management is currently unable to identify or quantify, but may arise or become known in the future. A discussion of these and other factors that could cause the Company's results to differ materially from those described in the forward-looking statements can be found in Exhibit 99.1 of Royal Precision's Annual Report on Form 10-K for the period ended May 31, 2000.

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

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2000--

NET SALES. Net sales for the three months ended February 28, 2001 were $7.7 million, an increase of $0.7 million or 10% over net sales of $7.0 million during the corresponding period in 2000. Net sales of golf club shafts increased by $0.7 million or 12% and net sales of golf club grips were consistent at $0.9 million. Net sales of the Company's higher priced, pro-grade golf club shafts increased by $0.6 million reflecting continued strong demand for the Company's proprietary "Rifle" shafts.

COST OF SALES. Cost of goods sold for the three months ended February 28, 2001 was $5.7 million, an increase of $0.6 million or 12% over cost of goods sold of $5.1 million during the corresponding period in 2000. The cost of golf club shaft sales increased by $0.6 million or 13% as a result of higher total net sales. The cost of golf club grip sales was consistent at $0.7 million.

GROSS PROFIT. Gross profit for the three months ended February 28, 2001 was $2.1 million, an increase of $0.1 million or 4% over gross profit of $2.0 million during the corresponding period in 2000. Gross profit from sales of golf club shafts increased by $0.1 million or 9% to $1.9 million due to higher total sales. As a percentage of sales, the gross profit on sales of golf club shafts was consistent at 28%. Gross profit from sales of golf club grips was consistent at $0.2 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended February 28, 2001 were $1.5 million, a decrease of 7% from selling, general and administrative expenses of $1.6 million during the corresponding period in 2000. The decrease is primarily attributable to reduced spending on advertising in the current year.

AMORTIZATION OF GOODWILL. Amortization of goodwill was consistent at $0.1 million during both of the three-month periods ended February 28, 2001 and February 29, 2000.

NONRECURRING EXPENSES. As discussed in Note 8, net expenses of $10,000 were incurred during the three months ended February 28, 2001 related to various environmental issues. These expenses are net of a $75,000 reimbursement received from Brunswick. Similar environmental related expenses incurred during the corresponding period in 2000 were $55,000.

INTEREST EXPENSE. Interest expense increased from $0.2 million during the three months ended February 29, 2000 to $0.3 million during the three months ended February 28, 2001. As discussed in Note 6, this is primarily the result of a 1% increase in the Company's annual interest rate on its bank credit facilities effective November 1, 2000 and an additional 1% interest charge accruing on all bank borrowings subsequent to November 1, 2000. During the three months ended February 28, 2001, additional interest of $26,000 was accrued. Additionally, interest recorded on the Johnston Trust Subordinated Note during the three months ended February 28, 2001 was $28,000.

OTHER INCOME. Other income of $0.1 million for both of the three-month periods ended February 28, 2001 and February 29, 2000 is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technology and products.

PROVISION FOR INCOME TAXES. Tax provisions of $0.1 million were recorded on income during both of the three-month periods ended February 28, 2001 and February 29, 2000. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization.

NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2000--

NET SALES. Net sales for the nine months ended February 28, 2001 were $20.2 million, an increase of $0.2 million or 1% over net sales of $20.0 million during the corresponding period in 2000. Net sales of golf club shafts increased by $0.4 million or 2% and net sales of golf club grips decreased by $0.2 million or 8%. The decrease in grip sales is primarily attributable to declines in orders from the Company's exclusive Japanese distributor due to slow general economic conditions in Asia.

COST OF SALES. Cost of goods sold for the nine months ended February 28, 2001 was $15.1 million, an increase of $1.3 million or 9% over cost of goods sold of $13.8 million during the corresponding period in 2000. As discussed in Note 4, the Company recorded write-downs totaling $477,000 to reduce the carrying value of golf club shafts and grips finished goods inventories to estimated net realizable value during the nine months ended February 28, 2001. Excluding the inventory write-down of $410,000, the cost of golf club shaft sales increased by $0.8 million or 7% as a result of higher net sales. Excluding the inventory write-down of $67,000 during the nine-month period ended February 28, 2001, the cost of golf club grip sales was consistent at $2.1 million.

GROSS PROFIT. Gross profit for the nine months ended February 28, 2001 was $5.1 million, a decrease of $1.2 million or 18% from gross profit of $6.3 million during the corresponding period in 2000. Gross profit from sales of golf club shafts decreased by $0.9 million or 16% and gross profit from sales of golf club grips decreased by $0.3 million or 32%. Excluding the inventory write-down of $410,000, gross profit from sales of golf club shafts decreased by $0.5 million to 28% of sales from 32% of sales last year. This decline in margin is partially attributable to a $0.3 million increase in the cost of natural gas fuel at the Company's FMP plant due to increased usage and significantly higher rates charged by our utility provider. Additionally, production rates during the fiscal quarter ended November 30, 2000 were negatively impacted by start-up costs incurred on the initial manufacture of several new pro-grade product lines for which manufacturing efficiencies had not yet been achieved. Excluding the inventory write-down of $67,000, gross profit from sales of golf club grips decreased by $0.2 million to 24% of sales from 30% of sales last year. This decline in margin is attributable to fixed costs being spread over lower unit sales volume and operating costs of the Company's West Coast distribution center which opened in December 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended February 28, 2001 were $5.1 million, an increase of 8% over selling, general and administrative expenses of $4.8 million during the corresponding period in 2000. The $0.3 million increase is primarily due to costs associated with a television commercial advertising campaign which commenced in January 2000 and continued through December 2000. Costs of purchased airtime and development of commercials totaled approximately $0.3 million during the nine months ended February 28, 2001 compared to $0.1 million during the corresponding period in 2000.

AMORTIZATION OF GOODWILL. Amortization of goodwill was consistent at $0.3 million during both of the nine-month periods ended February 28, 2001 and February 29, 2000.

NONRECURRING EXPENSES. As discussed in Note 5, an impairment write-down of $360,000 was recorded during the nine months ended February 28, 2001 to reduce the carrying value of equipment held for sale to estimated net realizable value. As discussed in Note 5, an expense of $117,000 was recorded during the nine months ended February 28, 2001 to write-off the accumulated costs related to various projects under development to design and construct tooling for the manufacture of golf club grips. As discussed in Note 8, net expenses of $165,000 were incurred during the nine months ended February 28, 2001 related to various environmental issues. These expenses are net of a $75,000 reimbursement received from Brunswick. Similar environmental related expenses incurred during the corresponding period in 2000 were $65,000.

INTEREST EXPENSE. Interest expense increased from $0.5 million during the nine months ended February 29, 2000 to $0.6 million during the nine months ended February 28, 2001. As discussed in Note 6, this is primarily the result of a 1% increase in the Company's annual interest rate on its bank credit facilities effective November 1, 2000 and an additional 1% interest charge accruing on all bank borrowings subsequent to November 1, 2000. During the nine months ended February 28, 2001, additional interest of $26,000 was accrued. Additionally, interest recorded on the Johnston Trust Subordinated Note during the nine months ended February 28, 2001 was $28,000.

OTHER EXPENSE. As discussed in Note 9, legal and professional fees associated with the proposed PH Group Inc. ("PHG") acquisition totaled $79,000 during the nine months ended February 28, 2001.

OTHER INCOME. Other income of $0.2 million for both of the nine-month periods ended February 28, 2001 and February 29, 2000 is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technology and products.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A tax benefit of $0.5 million was recorded on the loss during the nine months ended February 28, 2001 and a tax provision of $0.4 million was recorded on the income during the nine months ended February 29, 2000. Taxes are provided based on the estimated effective tax rate for the year which considers the effect of nondeductible goodwill amortization. A benefit has not been recorded on the nonrecurring inventory and equipment write-downs discussed in Notes 4 and 5 in accordance with the provisions of SFAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES--

At February 28, 2001, the Company had working capital of $6.9 million and a current ratio of 2.4 to 1 as compared to working capital of $6.0 million and a current ratio of 2.3 to 1 at May 31, 2000.

In March 2001, the Company amended its bank credit facilities with its lender. In conjunction with this amendment, the Company received waivers of all violations of financial loan covenants which had existed since November 2000. An additional borrowing of $0.8 million was funded under an existing term loan and the maximum borrowing under the lines-of-credit was increased from $6.5 million to $8.0 million. The maturity date of all credit facilities was extended to September 30, 2004. The annual interest rate on all borrowings was increased by 1% retroactive to November 2000. An additional 1% annual interest charge was assessed on all borrowings retroactive to November 2000 but will be payable only in the event that the Company's consolidated net loss for the fiscal year ending May 31, 2001 exceeds $0.2 million. The Company is accruing this additional interest on a monthly basis until such time as it becomes evident that the minimum income requirement for fiscal 2001 is assured.

FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of one FMP term loan ("FMP Term 1") was $2.1 million at February 28, 2001 and was increased by $0.8 million on March 9, 2001. This term loan is due in monthly principal installments of $46,850 until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") was $0.3 million at February 28, 2001. This balance represents the partial funding on December 1, 2000 of a term loan facility which can be increased to a maximum of $0.4 million upon the completion of certain capital projects currently under development. It is anticipated that an additional funding of $0.1 million will occur prior to May 31, 2001. This term loan is due in monthly principal installments beginning June 2001 in an amount calculated using a 60-month amortization until its maturity in September 2004.

The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing which was increased from $5.0 million to $6.5 million on March 9, 2001. As of February 28, 2001, FMP had $4.8 million outstanding under its revolving line-of-credit and $0.1 million available for additional borrowings. Following the amendment to the credit facility on March 9, 2001, the amount available for borrowings under the FMP revolving line-of-credit was increased by $1.3 million. The FMP line-of-credit expires in September 2004.

RG's bank credit facility consists of a term loan and a revolving line-of-credit. The RG term loan of $0.3 million at February 28, 2001 is due in monthly principal installments of $10,500 until its maturity in September 2004. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1.5 million. As of February 28, 2001, RG had $0.7 million outstanding under its revolving line-of-credit and $0.1 million available for additional borrowings. The RG line-of-credit expires in September 2004.

The effective annual interest rate on the FMP and RG bank credit facilities was increased by 1% on March 9, 2001, retroactive to November 1, 2000. Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (8.5% at February 28, 2001) plus 1.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 1.75%. An additional 1% annual interest charge accrues on all borrowings effective November 1, 2000 but will be payable only in the event that the Company's consolidated net loss for the fiscal year ending May 31, 2001 exceeds $0.2 million. The Company is accruing this additional interest on a monthly basis until such time as it becomes evident that the minimum income requirement for fiscal 2001 is assured. As of February 28, 2001, $26,000 of additional interest was accrued.

Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends, limit the repayment of subordinated indebtedness, and require the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. The Company believes it is in compliance with all financial loan covenants as amended on March 9, 2001.

On December 7, 2000, the Company entered into a revolving subordinated promissory note ("Subordinated Note") with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director and Chairman of the Board of the Company, is a Trustee. In December 2000, RP borrowed $1.0 million under the Subordinated Note which represents the maximum available funding amount. The Subordinated Note bears interest at a fixed annual rate of 13% and is subordinate to both the FMP and RG bank credit facilities. The Johnston Trust has an option to convert the indebtedness into RP common stock at an exchange ratio of $1.00 per share with respect to any outstanding principal and accrued interest that is not repaid in full on or before May 31, 2001. On March 16, 2001, the Company and the Johnston Trust amended the Subordinated Note to increase the annual interest rate to 17% on any unpaid principal outstanding after May 31, 2001 and to restrict the Johnston Trust conversion rights prior to stockholder approval. Until stockholder approval, the Johnston Trust may only exercise the conversion option for an amount not to exceed $25,000. A meeting of the stockholders to vote on approval of the conversion right must occur on or prior to September 30, 2001. Subsequent to February 28, 2001, the Company repaid $0.3 million of the Subordinated Note and the Company anticipates that the remaining $0.7 million outstanding balance will be repaid on or before May 31, 2001.

The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements of current business segments as presently planned over the next twelve months.

During the nine months ended February 28, 2001, net cash used in operating activities was $1.0 million which primarily resulted from a net loss of $0.9 million, an increase in inventories of $1.9 million, an increase in deferred taxes of $0.6 million, and a decrease in accounts payable and accrued expenses of $0.3 million. Non-cash expenses during the period include depreciation and amortization of $0.8 million and $1.0 million for inventory and equipment write-downs as described in Notes 4 and 5. Net cash used in operating activities was partially offset by a net collection of accounts receivable of $0.9 million.

Net cash used in investing activities for the nine months ended February 28, 2001 was $0.8 million primarily for the purchase of machinery and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2001 will be approximately $1.3 million. The Company is assessing its steel golf club shaft manufacturing capacities compared to the current and anticipated future volume of customer orders. Based on this assessment and the success of ongoing projects to increase production volumes, the Company believes that significant future capital expenditures may be required at the FMP manufacturing facility to increase production capacity for pro grade steel golf club shafts.

Net cash provided by financing activities for the nine months ended February 28, 2001, was $2.2 million resulting from net borrowings under lines-of-credit of $1.7 million, proceeds from issuance of subordinated debt and long-term debt of $1.0 million and $0.3 million, respectively, partially offset by repayments of long-term debt of $0.7 million. The Company is investigating certain potential acquisitions. Any potential acquisitions may require the use of existing capital resources, assumption of debt or issuance of new debt instruments, any of which could impact the Company's liquidity and capital resources.

ENVIRONMENTAL MATTERS --

In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (NYSE: BC) (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut manufacturing facility (the "FMP plant"). In conjunction with the Brunswick Acquisition, Brunswick
Corporation ("Brunswick") agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. The Company has engaged an environmental consulting firm to assist in the development of the plan of remediation. Failure of Brunswick to fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations.

Prior to the Brunswick Acquisition, the FMP plant was listed on the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA performed a preliminary assessment of the FMP plant in January 1992 and, in June 1992, the site was deferred from the CERCLIS inventory to the EPA's Resource Conservation and Recovery Act ("RCRA") program. During calendar 2000, the EPA reviewed the status of the property, concluded that the FMP plant is not subject to corrective action under RCRA and returned the site to its active CERCLIS inventory. In November 2000, a contractor for the EPA performed another assessment of the FMP plant. The Company has been informed that the contractor will return to perform sampling of the property in April 2001. The Company anticipates that a report from the EPA will be received approximately one year following the completion of the sampling. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if any environmental issues are identified by the EPA, they would be ones that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

In April 2000, the Company received a request for information from the EPA related to disposal and treatment of waste materials from the FMP plant during the period from 1982 to 1997. The EPA is conducting an investigation regarding the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by Brunswick, and to a limited degree by the Company, to treat and dispose of non-hazardous waste oils from the FMP plant. The EPA has not issued any demands for reimbursement from the Company relating to this matter and there is not sufficient information at this time to determine what action, if any, the EPA may pursue. Based on discussions with legal counsel, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater at the FMP plant. In December 2000, the Company submitted its response to the NOV. There is not sufficient information at this time to determine what action, if any, the DEP may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE INFORMATION REGARDING MARKET RISK.

At February 28, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

QUALITATIVE INFORMATION REGARDING MARKET RISK.

The Company's primary market risk exposure relates to its variable rate debt obligations that are described in Note 6 to the condensed consolidated financial statements. A one percent change in the prime lending rate would have an effect of approximately $23,000 and $57,000 on interest expense for the three and nine-month periods ended February 28, 2001, respectively.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On December 7, 2000, the Company entered into a revolving subordinated promissory note ("Subordinated Note") with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director and Chairman of the Board of the Company, is a Trustee. In December 2000, RP borrowed $1.0 million under the Subordinated Note and utilized the funds for working capital to support the ongoing operations of the Company. The Subordinated Note bears interest at a fixed annual rate of 13% and is subordinate to the Company's bank credit facilities. The Johnston Trust has an option to convert the indebtedness into RP common stock at an exchange ratio of $1.00 per share with respect to any outstanding principal and accrued interest that is not repaid in full on or before May 31, 2001. On March 16, 2001, the Company and the Johnston Trust amended the Subordinated Note to increase the annual interest rate to 17% on any unpaid principal outstanding after May 31, 2001 and to restrict the Johnston Trust conversion rights prior to stockholder approval. Until stockholder approval, the Johnston Trust may only exercise the conversion option for an amount not to exceed $25,000. A meeting of the stockholders must occur on or prior to September 30, 2001 to vote on approval of the conversion right. On March 9, 2001, the Company obtained additional bank financing which the Company anticipates will be utilized to retire the indebtedness to the Johnston Trust on or before May 31, 2001. The transaction is exempt under Section 4(2) of the Securities Exchange Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Due to the substantial loss incurred during the three months ended November 30, 2000, the Company was not in compliance with several financial loan covenants of its bank credit facilities. These covenant violations impact all of the Company's outstanding term loans and lines-of-credit which, in the aggregate, totaled $8.2 million at February 28, 2001. On March 9, 2001, the Company and its lender modified the credit facilities and an additional term loan was funded in the amount of $0.8 million. Additionally, the Company obtained waivers of all existing financial loan covenant violations from its lender.

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

     (10) Material Contracts

     Exhibit 10.1. Sixth Amendment to Credit and Security Agreement between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. dated March 9, 2001.

     Exhibit 10.2. Seventh Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated March 9, 2001.

     Exhibit 10.3. Amendment No. 1 to Revolving Subordinated Promissory Note from Royal Precision, Inc. to the Johnston Family Charitable Remainder Unitrust #3 dated March 16, 2001.

     (b)  Reports on Form 8-K.

     The Company did not file any current reports on Form 8-K during the quarter ended February 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYAL PRECISION, INC.


Date: April 11, 2001                    By /s/ Thomas A. Schneider
     ---------------                       -------------------------------------
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

10.1      Sixth  Amendment  to  Credit  and  Security   Agreement
          between  FM  Precision  Golf  Manufacturing  Corp.,  FM
          Precision  Golf Sales Corp.  and Wells  Fargo  Business
          Credit, Inc. dated March 9, 2001.                            21

10.2      Seventh  Amendment to Amended and  Restated  Credit and
          Security Agreement between Royal Grip, Inc., Royal Grip
          Headwear Company and Wells Fargo Business Credit,  Inc.
          dated March 9, 2001.                                         40

10.3      Amendment  No. 1 to Revolving  Subordinated  Promissory
          Note from Royal Precision,  Inc. to the Johnston Family
          Charitable  Remainder Unitrust #3 dated March 16, 2001.      53

--------
* Incorporated by reference