Form 10-K
period 2001-05-31
ROYAL PRECISION INC
filed 2001-08-03
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  Annual Report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended: May 31, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                        Commission file number: 0-22889

                              ROYAL PRECISION, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                     06-1453896
         (State or Other Jurisdiction of                      (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

15170 North Hayden Road, Suite 1, Scottsdale, Arizona              85260
      (Address of Principal Executive Offices)                   (Zip Code)

                                 (480) 627-0200
              (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on August 1, 2001 was $3.7 million.

     The number of shares of Common Stock outstanding on August 1, 2001 was 5,681,711.

                      Documents incorporated by reference:

Portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                     PART I

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Management believes that this Form 10-K includes forward-looking statements which reflect the views of the Company with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, statements concerning the Company's future results from operations; the adequacy of existing capital resources and credit lines; anticipated future customer orders; anticipated future capital expenditures; anticipated costs of environmental matters at our manufacturing facilities and expectations regarding future environmental reports; and our ability to generate sufficient cash flow from operations to repay indebtedness and fund operations. Statements in this Form 10-K, including the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are included in Exhibit 99.1. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS.

     Royal Precision, Inc. ("RP") is a holding company that conducts its business operations through its three wholly-owned subsidiaries (collectively the "Company"), which are FM Precision Golf Manufacturing Corp. ("FMP"), FM
Precision  Golf Sales  Corp.  ("FMP  Sales")  and Royal Grip,  Inc.  ("RG").  In
addition,  RG  has  a  wholly-owned  subsidiary,  Royal  Grip  Headwear  Company
(formerly known as Roxxi, Inc., "Roxxi"). RP, FMP and FMP Sales were incorporated in Delaware on May 3, 1996 by a group of investors who acquired, through such companies, substantially all of the assets of the golf club shaft manufacturing business of Brunswick Corporation. RP acquired RG, a Nevada corporation, on August 29, 1997 (the "RG Acquisition"). As discussed in Note 1 to the consolidated financial statements, the Company disposed of the operating assets of Roxxi, a Nevada corporation, in March 1999. Results of operations for Roxxi in all periods through May 31, 1999 are reflected as discontinued operations.

PRINCIPAL PRODUCTS; MARKETS

     The Company sells two main types of products, golf club shafts and golf club grips.

     GOLF CLUB SHAFTS. The Company designs, manufactures and distributes steel golf club shafts, sales of which represented 86%, 84% and 82% of total revenues during the fiscal years ended May 31, 2001, 2000, and 1999, respectively. The Company developed and patented the "Rifle", the first modern stepless steel golf club shaft in the industry. Management believes that these shafts are the premier steel shafts available in the market today due to their patented internal and external design characteristics which result in superior performance, consistency and strength compared to other steel golf club shafts. The Company also pioneered, patented, and now licenses the technology of Frequency Coefficient Matching ("FCM") golf club shafts using an electronic analyzer. Management believes that FCM is more accurate than any other sorting method, in that it ensures identical shaft flex from club-to-club throughout a set, allowing the golfer to maintain a consistent, natural swing tempo regardless of the club chosen.

     The Company also designs and distributes graphite golf club shafts, sales of which represented 1% of total revenues during both of the fiscal years ended May 31, 2001 and 2000. The Company first introduced a filament wound "Rifle" Graphite shaft in February 2000. During the fiscal year ended May 31, 2001, the Company expanded its line of "Rifle" Graphite shafts to include sheet wrapped products. Management believes that these products have superior consistency properties based on the proprietary filament winding and finishing processes utilized in their manufacture that give the shafts uniform wall thickness and oscillation characteristics.

     GOLF CLUB GRIPS. The Company designs and distributes golf club grips, sales of which represented 13%, 15% and 18% of total revenues during the fiscal years ended May 31, 2001, 2000 and 1999, respectively. In 1989, RG introduced a rubber wrap golf grip that gained widespread acceptance in the golf industry and enabled RG to achieve brand name recognition. The Company currently offers a wide variety of standard and custom models, all of which management believes feature durability and a distinctive feel and appearance. These grips are sold principally into the replacement market which serves those golfers seeking to replace grips that have become worn and slick due to prolonged use.

     Additional information about the Company's reportable business segments is included in Note 14 to the consolidated financial statements.

     Sales to original equipment manufacturers ("OEMs") account for the vast majority of the Company's sales, with the remainder of the sales being made to distributors, custom club assemblers, pro shops and repair shops. The Company's products are sold by OEMs as a component of the complete golf club through a variety of channels including sporting goods stores, discount stores, mail order catalogs, pro shops and mass merchandisers.

     Of the Company's top ten customers during the fiscal year ended May 31, 2001, one is international. The Company's exclusive Japanese distributor is its second largest customer (see "Principal Suppliers and Customers"). The Company also has a presence in Europe, Australia, and Canada through other distributor relationships. Additional information about the Company's foreign sales is included in Note 12 to the consolidated financial statements.

BACKLOG

     As of May 31, 2001, the Company had open orders from customers totaling $4.0 million for shipment during the fiscal year ending May 31, 2002. Open orders as of May 31, 2000 for shipment during the fiscal year ended May 31, 2001 were $4.2 million.

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

     The Company competes primarily with three companies which manufacture and distribute steel golf club shafts to OEMs. The Company believes that it is the second largest producer of steel shafts, after True Temper Sports, Inc. Management believes that its worldwide market share in steel shafts is approximately 22% while True Temper's market share in steel shafts is believed to be approximately 65%. Other competitors which manufacture steel golf club shafts include Nippon Shaft Co., Ltd. and Far East Machinery Co., Ltd., both of which are located in Asia.

     The Company's principal competitors in the golf club grip market include Eaton/Golf Pride and Lamkin Corp. Management believes that its worldwide market share in golf club grips is approximately 3% while Eaton/Golf Pride's and Lamkin's market shares are believed to be approximately 56% and 20%, respectively.

     The Company competes with several companies which manufacture and distribute graphite golf club shafts. Management believes that the largest competitors in this fragmented industry segment are Aldila, HST, and True Temper/Grafalloy with 18%, 13%, and 12% of worldwide market share, respectively.

PRINCIPAL SUPPLIERS AND CUSTOMERS

     From January 1997 to February 2000, the Company utilized Acushnet Rubber Company ("Acushnet") as its primary supplier of golf club grips under an exclusive manufacturing and supply agreement. In May 1999, the Company and Acushnet terminated their relationship. The Company has identified several alternative manufacturers and currently purchases its grip inventory from five different suppliers. Although the Company does not have long-term supply contracts with any of these companies, management believes it has an adequate source of supply to meet its current and anticipated future customer needs. However, there can be no assurance that a disruption of supply from any of these companies will not result in the loss of sales and key customers, which would have a material adverse effect on the Company's financial condition and results of operations.

     The Company currently utilizes two manufacturers to supply its inventory of graphite golf club shafts. Management believes that there are other acceptable supply sources at comparable prices and quality. Sales of these products to date have been insignificant to the Company's financial condition and results of operations. However, there can be no assurance that a disruption of supply from either of these companies will not result in the loss of sales and key customers or hinder the Company's efforts to expand its business into this new product segment.

     The Company uses Worthington Industries, Inc. ("Worthington") as its primary supplier for strip steel, but has no supply contract with Worthington. Should Worthington fail to deliver steel, there may be a disruption of operations at the Company's manufacturing facility until an alternate supplier is procured. Worthington provides steel from two separate plant locations. If one Worthington plant becomes unable to fill the necessary requirements, orders could be filled from the alternate location. Although the Company has elected to use Worthington as its primary supplier of strip steel, management believes that there are other acceptable supply sources at comparable prices and quality and that the loss of Worthington as a supplier would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company has a ten-year agreement with Precision FM Japan, Ltd. ("Precision FM") which grants exclusive distribution rights for sale of the Company's golf club grips in Japan and certain other Asian countries. The Company also has a five-year agreement with Marubeni Corporation ("Marubeni") and Precision Japan, Ltd. ("Precision") which grants exclusive distribution rights for sale of the Company's golf club shafts in Japan and certain other Asian countries. Precision FM and Precision are subsidiaries of Marubeni (collectively "Precision Japan"). The grip and shaft agreements with Precision Japan expire in January 2002 and July 2002, respectively. Precision Japan may renew the grip agreement for successive two-year terms. The grip agreement is terminable by either party for cause or if they fail to agree upon pricing terms, or by Precision Japan at any time upon six months prior notice to the Company. Precision Japan may renew the shaft agreement for successive two-year terms. The shaft agreement is terminable by either party for cause or by the Company if Precision Japan fails to meet certain minimum purchase requirements.

     The Company is significantly dependent on sales to Precision Japan, TaylorMade - adidas Golf ("TaylorMade") and Callaway Golf Company ("Callaway") which, in the aggregate, represented 60%, 50% and 49% of the Company's total net sales for the fiscal years ended May 31, 2001, 2000 and 1999, respectively. Precision Japan accounted for 20%, 27% and 25% of total net sales during fiscal 2001, 2000 and 1999, respectively. TaylorMade accounted for 21%, 18% and 15% of total net sales during the fiscal years ended May 31, 2001, 2000 and 1999, respectively. Callaway accounted for 19%, 5% and 9% of total net sales during fiscal 2001, 2000 and 1999, respectively. The outstanding receivable balances from TaylorMade, Precision Japan and Callaway as of May 31, 2001 were $0.8 million, $0.6 million and $1.6 million, respectively. To reduce its credit risk, the Company requires letter of credit agreements from Precision Japan. The Company does not have supply agreements with TaylorMade or Callaway. The loss of sales to any of these companies could have a significant adverse impact on the Company's financial condition and results of operations.

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

PATENTS, TRADEMARKS

     The Company has obtained a trademark and a utility patent on the manufacture and design of its "Rifle" steel golf club shafts. Management believes that its "Rifle" products are superior to other steel shafts in performance, consistency and strength, which provides the Company a competitive advantage in the golf equipment industry. Management believes that some of the shaft patents material to its future success are:

     * its patent which enables a club maker to take frequency sorted steel shafts and calculate what new frequency shafts are needed to produce a set of Frequency Matched products,
     * its patent which relates to the same frequency sorting, but for graphite golf club shafts, and
     * its patent which relates to the manipulation of flex distribution within a shaft or set of shafts.

     These patents expire on May 9, 2006, October 19, 2008, and January 12, 2016, respectively.

     The Company also relies upon trademarks to establish and protect its proprietary rights in its golf club grip products and technologies. The RG logo and the name "Royal Grip" have been registered as trademarks in the United States, Japan and in other foreign countries. In addition, the Company has filed trademark applications relating to the names and configurations of several of its grip products in the United States and in foreign countries, including Japan. The Company has also obtained design patents on some of its grips and applied for others, which are pending. The Company protects its proprietary rubber compound and related technologies as trade secrets. Despite such safeguards, there can be no assurance that competitors will not be able to produce golf club grips that successfully imitate the Company's designs and materials without infringing the Company's proprietary rights.

REGULATIONS

     The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, for marketing reasons it has become critical for designers of new products to assure compliance with USGA standards. Although the Company believes that all of its golf club shafts and grips comply with current USGA standards, no assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

RESEARCH AND DEVELOPMENT

     The Company's engineering, sales and other staff, together with independent consultants engaged by the Company, work to conceive new product opportunities by creating prototypes and masters and by working with suppliers and customers to design and produce finished products. New golf club shaft and golf club grip products are tested through the Company's sales force with customers and various tour players. The Company continues to investigate new manufacturing techniques and component materials used in the manufacture of its products. During the fiscal years ended May 31, 2001, 2000 and 1999, the Company spent approximately $0.8 million, $0.7 million and $0.6 million on research and development, respectively.

EMPLOYEES

As of May 31, 2001, the Company had 310 employees. Approximately 70% of the Company's work force is covered by a collective bargaining agreement which expires in November 2002. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES.

     The Company's golf club shaft manufacturing facility is located at 535 Migeon Avenue, Torrington, Connecticut and is approximately 230,000 square feet. The manufacturing facility is owned by the Company subject to a mortgage granted to Wells Fargo Business Credit, Inc. See Note 7 to the consolidated financial statements.

     The Company's principal executive and administrative offices are located at 15170 North Hayden Road, Suite 1, Scottsdale, Arizona and are approximately
8,000 square feet. The offices are leased with a monthly payment of approximately $23,000 under a lease term expiring in May 2004.

     The Company also leases approximately 9,000 square feet of warehouse space located at 7861 East Gray Road, Suites 107-111, Scottsdale, Arizona. This facility serves as a distribution point from which product is shipped to the Company's West Coast customers. The monthly payment under the lease is approximately $9,000 and the term of the lease expires in November 2001. The Company does not anticipate renewing the lease of this facility and will consolidate all warehousing and distribution functions in its Torrington, Connecticut facility.

     In the opinion of management, these facilities are suitable and adequate for the Company's intended use and are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

LITIGATION

     The Company is from time to time a party to various routine legal proceedings, incidental to the Company's business. Management believes that, other than the environmental matters discussed below, none of the current routine proceedings will have a material adverse effect on the Company's financial condition or future operating results.

ENVIRONMENTAL MATTERS

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

     Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA performed an assessment of the FMP plant in January 1992 and, in June 1992, the site was deferred from the CERCLIS inventory to the EPA's Resource Conservation and Recovery Act ("RCRA") program. During calendar 2000, the EPA reviewed the status of the property, concluded that the FMP plant is not subject to corrective action under RCRA and returned the site to its active CERCLIS inventory. In November 2000 and April 2001, a contractor for the EPA performed another site assessment and took samples from the property of the FMP plant. The Company anticipates that a report from the EPA with the results of this work will be received prior to April 2002. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if the EPA identifies any environmental issues, they would be issues that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In April 2000, the Company submitted information regarding the disposal and treatment of waste materials from the FMP plant during the period from 1982 to 1997 to assist the EPA in its investigation of the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by Brunswick, and to a limited degree by the Company, to treat and dispose of non-hazardous waste oils from the FMP plant. In June 2001, the Company executed a consent decree with the EPA and agreed to pay approximately $5,000 in full satisfaction of its liability under this matter. The Company is currently negotiating with Brunswick to determine the portion of the payment for which each party is responsible.

     In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant. The Company submitted its response to the NOV in December 2000 and, in April 2001, the Company received a draft consent order from the DEP related to this matter. The Company is currently negotiating with the DEP prior to entering into a final consent order. The Company does not anticipate, however, that the conditions of the draft consent order will be significantly modified. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of $0.2 million, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be reduced, diverted to another source or eliminated entirely. The Company is currently evaluating its options to reach compliance with the terms of the draft consent order. Management believes it is possible that the proposed civil penalty will be slightly reduced when the final consent order is executed. A provision has been recorded in the amount of $0.15 million for the proposed civil penalty and is reflected as a component of Environmental Costs in the accompanying consolidated statement of operations for the fiscal year ended May 31, 2001. Management believes that significant future capital expenditures in excess of $0.3 million may be made at the FMP plant during the fiscal year ending May 31, 2002 to comply with the terms of the consent order.

     In February 2001, the Company received a reimbursement from Brunswick totaling $0.2 million for costs incurred to resolve a prior NOV from the DEP which the Company settled in June 2000. Of the funds received, $0.1 million was recorded as a reimbursement of environmental related expenses and is reflected as a reduction of Environmental Costs in the accompanying statement of operations for the fiscal year ended May 31, 2001. The remaining balance received was recorded as a partial reimbursement of the capital expenditures incurred at the FMP plant to complete the remedial measures specified in the NOV settlement.

     Environmental Costs related to the various matters discussed above totaled $0.4 million and $0.1 million, net of recoveries, during the fiscal years ended May 31, 2001 and 2000, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth fiscal quarter.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock is traded on The Nasdaq National Market under the trading symbol "RIFL". The prices set forth below reflect the high and low sales prices for shares of common stock for each quarter during the past two fiscal years as reported by The Nasdaq National Market.

                                                       HIGH      LOW
                                                      ------    ------
          FISCAL YEAR ENDED MAY 31, 2001
          First Quarter                               $ 3.25    $ 1.88
          Second Quarter                                3.25      1.81
          Third Quarter                                 3.09      1.63
          Fourth Quarter                                2.35      1.90

          FISCAL YEAR ENDED MAY 31, 2000
          First Quarter                               $ 4.00    $ 1.75
          Second Quarter                                2.88      2.00
          Third Quarter                                 3.50      2.31
          Fourth Quarter                                3.50      2.50

     As of August 1, 2001, the Company had approximately 80 holders of record of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below is derived from the Company's consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                  YEARS ENDED MAY 31, 2001, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       2001        2000       1999       1998
                                                     --------    --------   --------   --------
Net sales                                            $ 29,997    $ 30,099   $ 23,395   $ 24,973
Income (loss) from continuing operations                 (584)        870        276        268
Income (loss) from continuing operations per share      (0.10)       0.15       0.05       0.05
Total assets                                           25,207      24,942     24,610     25,886
Long-term debt                                          7,705       6,027      6,191      3,171
Total liabilities                                      11,366      10,530     11,158     11,559

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW --

     The Company manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as internationally, primarily in Japan, Europe, Australia and Canada.

FISCAL YEAR ENDED MAY 31, 2001 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2000 --

     NET SALES. Net sales for the fiscal year ended May 31, 2001 were $30.0 million, a decrease of $0.1 million or 0.3% from net sales of $30.1 million in 2000. Net sales of golf club shafts increased by $0.5 million or 2% and net sales of golf club grips decreased by $0.6 million or 14%. The increased golf club shaft sales reflect continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $0.9 million or 4%. Net sales of the Company's lower priced, commercial grade golf club shafts decreased by $0.4 million or 13% due primarily to declines in orders from one international distributor that is now focusing more heavily on sales of pro-grade shafts. The decreased golf club grip sales is primarily attributable to declines in orders from the Company's exclusive Japanese distributor due to slow general economic conditions in Asia.

     COST OF SALES. Cost of sales for the fiscal year ended May 31, 2001 was $22.0 million, an increase of $1.3 million or 6% over cost of sales of $20.7 million in 2000. As discussed in Note 3 to the consolidated financial statements, the Company recorded write-downs totaling $0.5 million and $0.3 million to reduce the carrying value of finished goods inventories to estimated net realizable value during the fiscal years ended May 31, 2001 and 2000, respectively. Excluding the write-downs of $0.4 million and $0.3 million related to shaft inventories in fiscal 2001 and 2000, respectively, the cost of golf club shaft sales increased by $1.2 million or 7% primarily as a result of higher total net sales, an increased cost of natural gas fuel and higher health and worker's compensation insurance premiums. Excluding the write-down of $0.1 million related to grip inventories, the cost of golf club grips sales decreased by $0.1 million or 5% as a result of lower total net sales.

     GROSS PROFIT. Gross profit for the fiscal year ended May 31, 2001 was $8.0 million, a decrease of $1.4 million or 15% from gross profit of $9.4 million in 2000. Gross profit from sales of golf club shafts decreased by $0.9 million or 11% to $7.1 million. Excluding the inventory write-downs of $0.4 million and $0.3 million in fiscal 2001 and 2000, respectively, gross profit from sales of golf club shafts decreased by $0.7 million to 29% of sales from 32% of sales last year. This decline in margin is partially attributable to a $0.3 million increase in the cost of natural gas fuel used at the FMP plant which resulted from significantly higher rates charged by the utility provider. Additionally, health and workers' compensation insurance premiums increased by $0.3 million due to general increases in medical provider costs and more employees at the FMP plant.

     Gross profit from sales of golf club grips decreased by $0.5 million or 38% to $0.9 million. Excluding the inventory write-down of $0.1 million, gross profit from sales of golf club grips decreased by $0.4 million to 24% of sales from 31% of sales last year. This decline in margin is attributable to fixed costs being spread over lower unit sales volume and $0.2 million of operating costs at the Company's West Coast distribution center.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended May 31, 2001 were $6.6 million, a decrease of $0.3 million, or 5%, from selling, general and administrative expenses of $6.9 million in 2000. This decrease is primarily attributable to a reduction in management bonuses paid under an incentive compensation plan based on the profitability of the Company and reduced spending on print advertising in the current year. Expressed as a percentage of sales, selling, general and administrative expenses declined from 23% during the fiscal year ended May 31, 2000 to 22% in 2001.

     AMORTIZATION OF GOODWILL. Goodwill was reduced in the fourth quarter of the fiscal year ended May 31, 2000 as a result of the utilization of net operating loss carryforwards established prior to the RG Acquisition ("Pre-Acquisition NOLs") and partial reversal of the valuation allowance on pre-acquisition deferred tax assets. Therefore, amortization expense was reduced from $0.5 million during the fiscal year ended May 31, 2000 to $0.4 million in 2001.

     ENVIRONMENTAL COSTS. As discussed in Note 16 to the consolidated financial statements, costs totaling $0.4 million and $0.1 million were incurred related to various environmental matters during the fiscal years ended May 31, 2001 and

2000, respectively. The amount for fiscal 2001 includes a provision of $0.15 million for a proposed civil penalty that was stipulated in a draft consent order from the State of Connecticut Department of Environmental Protection which the Company is negotiating to resolve.

     NONRECURRING EXPENSES. As discussed in Note 5 to the consolidated financial statements, expenses totaling $0.5 million were recorded during the fiscal year ended May 31, 2001 to reduce the carrying value of equipment held for sale to estimated net realizable value and to write-off the accumulated costs related to various product development projects.

     INTEREST EXPENSE. Interest expense increased from $0.6 million during the fiscal year ended May 31, 2000 to $0.9 million in 2001. The $0.3 million increase is primarily the result of an increase in the Company's annual interest rate on its bank credit facilities. Beginning November 1, 2000, following an event of default of a financial loan covenant, the Company's annual interest rate was increased 2% on these facilities. Additionally, during the period from December 2000 to May 2001, the Company had outstanding borrowings under a revolving subordinated promissory note with an annual interest rate of 13% for which interest expense of $0.1 million was recorded.

     TERMINATED MERGER EXPENSES. Legal and other professional fees associated with a proposed acquisition of PH Group Inc. totaling $0.1 million were expensed during the fiscal year ended May 31, 2001.

     OTHER INCOME. Other income of $0.3 million during each of the fiscal years ended May 31, 2001 and 2000 is principally comprised of royalties earned on sales of Roxxi headwear products as well as royalty fees from other contracts which license certain Company technology and products.

     PROVISION FOR INCOME TAXES. Income tax provisions of $33,000 and $0.6 million were recorded during the fiscal years ended May 31, 2001 and 2000, respectively. Taxes are provided based on the estimated effective tax rate for the year, which considers the effect of nondeductible goodwill amortization and, during fiscal 2001, the effect of a nondeductible civil penalty for environmental matters. During the fiscal year ended May 31, 2000, the Company utilized approximately $0.5 million of Pre-Acquisition NOLs and also determined that approximately $1.9 million of Pre-Acquisition NOLs were realizable. As such, the Company reduced the valuation allowance on its deferred income tax assets by approximately $0.7 million (see Notes 2 and 10 to the consolidated financial statements). During fiscal 2000, the Company also reduced the valuation allowance on other deferred income tax assets, not related to the RG Acquisition, by approximately $0.2 million. No adjustments to the valuation allowance on deferred tax assets were recorded during the fiscal year ended May 31, 2001.

FISCAL YEAR ENDED MAY 31, 2000 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 1999 --

     NET SALES. Net sales from continuing operations for the fiscal year ended May 31, 2000 were $30.1 million, an increase of $6.7 million or 29% over net sales from continuing operations of $23.4 million in 1999. Net sales of golf club shafts increased by $6.4 million or 33% and net sales of golf club grips increased by $0.3 million or 8%. The increased golf club shaft sales reflect continued strong demand for the Company's proprietary "Rifle" shafts. Net sales of the Company's higher priced, pro grade golf club shafts including the "Rifle" increased by $6.7 million or 42%.

     COST OF SALES. Cost of sales from continuing operations for the fiscal year ended May 31, 2000 was $20.7 million, an increase of $5.5 million or 36% over cost of sales sold from continuing operations of $15.2 million in 1999. The cost of golf club shafts sales increased by $4.7 million or 37% primarily as a result of higher total net sales. The cost of golf club grips sales increased by $0.8 million or 32% due to higher total net sales and additional costs associated with the opening of a new West Coast distribution center in December 1999. Acushnet Rubber Company ("Acushnet") had previously warehoused and distributed the Company's grips under an exclusive manufacturing and supply agreement. The Company assumed responsibility for these functions following the termination of the Acushnet contracts. (See Note 4 to the consolidated financial statements.) Approximately $0.1 million in additional costs was incurred related to the new distribution facility during the fiscal year ended May 31, 2000. Also, depreciation expense of $0.2 million was recorded on the grip manufacturing equipment while in use by Acushnet during the fiscal year ended May 31, 2000 whereas no depreciation expense was recorded in 1999 when the Acushnet capital lease contract was in effect.

     GROSS PROFIT. Gross profit from continuing operations for the fiscal year ended May 31, 2000 was $9.4 million, an increase of $1.2 million or 15% over gross profit from continuing operations of $8.2 million in 1999. Gross profit from sales of golf club shafts increased by $1.6 million or 26% to $8.0 million due to higher total net sales. Expressed as a percentage of sales, the gross profit on sales of golf club shafts decreased from 33% to 31% due principally to a change in the mix of products sold. Sales of a particular pro grade shaft that is not subject to the Company's Frequency Coefficient Matching ("FCM") technology and is sold at a lower price and a lower profit margin than the Company's other pro grade products totaled approximately $4.3 million, or 17% of total shaft sales during the fiscal year ended May 31, 2000, whereas sales of this product in 1999 were approximately $1.8 million, or 9% of total shaft sales. Additionally, inventory write-downs of $0.3 million were recorded during the fiscal year ended May 31, 2000 to reduce to estimated net realizable value certain graphite shafts purchased for resale prior to the introduction of the "Rifle" Graphite. Overtime pay and workers' compensation insurance premiums also increased significantly during fiscal 2000 as production was increased to meet the higher sales demand.

     Gross profit from sales of golf club grips decreased by $0.4 million or 23% to $1.4 million despite an increase in net sales. Expressed as a percentage of sales, the gross profit on sales of golf club grips decreased from 44% to 31%. This decreased margin reflects the additional warehouse costs and depreciation expense discussed above as well as a different mix of products sold during the two periods. Beginning in November 1998, the Company introduced a new buffed product for the Japanese market which is being manufactured at a higher cost and is being sold at a lower profit margin than other grip products. Sales of this product represented 38% of sales during the fiscal year ended May 31, 2000 compared to only 14% in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended May 31, 2000 were $6.9 million, an increase of 17% over selling, general and administrative expenses of $5.9 million in 1999. This $1.0 million increase consists primarily of additional marketing and advertising costs including a television commercial campaign which first aired in January 2000 and management bonuses earned under an incentive compensation plan based on the profitability of the Company. As a percentage of sales, selling, general and administrative expenses declined from 25% during the fiscal year ended May 31, 1999 to 23% in 2000.

     AMORTIZATION OF GOODWILL. Goodwill was reduced in the fourth quarter of the fiscal year ended May 31, 1999 as a result of the utilization of net operating loss carryforwards established prior to the RG Acquisition and partial reversal of the valuation allowance on pre-acquisition deferred tax assets. Therefore, amortization expense was reduced from $521,000 during the fiscal year ended May 31, 1999, to $486,000 in 2000.

     ENVIRONMENTAL COSTS. As discussed in Note 16 to the consolidated financial statements, costs totaling $0.1 were incurred related to various environmental matters during the fiscal year ended May 31, 2000. No such expenses were incurred in 1999.

     GAIN ON TERMINATION OF MANUFACTURING SUPPLY CONTRACT. As discussed in Note 4 to the consolidated financial statements, the Company and Acushnet executed a mutual release agreement terminating the manufacturing and supply agreement and capital lease agreement in May 1999. The Company recognized a one-time aggregate gain of $0.9 million during the fiscal year ended May 31, 1999 as a result of this Termination Agreement.

     INTEREST EXPENSE. In October 1998, FMP entered into a new credit facility with RG's lender and paid off all existing loans to FMP's previous lender. A prepayment penalty of $0.1 million was incurred related to this transaction and is reflected as a component of the $0.8 million interest expense during the fiscal year ended May 31, 1999. Interest expense in 2000 was $0.6 million.

     TERMINATED MERGER EXPENSES. The Company incurred professional fees of $1.0 million during the fiscal year ended May 31, 1999 related to a proposed merger agreement with Coyote Sports, Inc. (the "RP-Coyote Merger"). These expenses represent costs incurred for due diligence, negotiation of agreements and preparation of a registration statement for the contemplated merger.

     OTHER INCOME. Other income of $0.3 million for the fiscal year ended May 31, 2000 is principally comprised of royalties earned on sales of Roxxi headwear products as well as royalty fees from other contracts which license certain Company technology and products. Other income of $0.2 million for the fiscal year ended May 31, 1999 primarily represents interest income on the Acushnet capital lease receivable.

     PROVISION FOR INCOME TAXES. Provisions of $0.6 million and $0.8 million for taxes on income from continuing operations were recorded during the fiscal years ended May 31, 2000 and 1999, respectively. During fiscal 2000, the Company utilized approximately $0.5 million of Pre-Acquisition NOLs and also determined that approximately $1.9 million of Pre-Acquisition NOLs were realizable. As such, the Company reduced the valuation allowance on its deferred income tax assets by approximately $0.7 million (see Notes 2 and 10 to the consolidated financial statements). During fiscal 2000, the Company also reduced the valuation allowance on other deferred income tax assets, not related to the RG Acquisition, by approximately $0.2 million. During fiscal 1999, the Company utilized approximately $0.9 million of Pre-Acquisition NOLs and also determined that approximately $1.0 million of Pre-Acquisition NOLs were realizable and, therefore, reduced the valuation allowance on its deferred income tax assets by an aggregate of $0.7 million. Taxes are provided based on the estimated effective tax rate for the year, which considers the effect of nondeductible goodwill amortization.

     DISCONTINUED OPERATIONS. As discussed in Note 1 to the consolidated financial statements, the Company disposed of the operating assets of Roxxi in March 1999. A loss of $0.8 million was recorded on this sale, net of a tax benefit of $0.4 million, reflecting a write-down of the excess book value of assets sold over the cash received. Losses from the operations of Roxxi for the fiscal year ended May 31, 1999 were $0.4 million, net of an income tax benefit of $0.2 million.

INFLATION --

     The Company believes that inflation has not had a material impact on its financial condition and results of operations to date.

LIQUIDITY AND CAPITAL RESOURCES --

     At May 31, 2001, the Company had working capital of $7.7 million and a current ratio of 3.1 to 1 as compared to working capital of $6.0 million and a current ratio of 2.3 to 1 at May 31, 2000.

     The Company's primary borrowing arrangement consists of two bank credit facilities. Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and quarterly debt service coverage ratios, as defined. The Company believes it is in compliance with all financial loan covenants as of May 31, 2001. Most recently in November 2000, the Company did not achieve the operating results necessary for compliance with certain financial loan covenants, but was successful in obtaining the necessary waivers and amendments to remedy such default. There can be no assurance, however, that the Company would be able to obtain the necessary waivers or amendments upon the occurrence of any future events of default of financial loan covenants which could have a material adverse effect on the Company's financial condition and results of operations.

     FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of the first FMP term loan ("FMP Term 1") of $2.7 million at May 31, 2001 is due in monthly principal installments of $46,850 plus interest until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") of $0.4 million at May 31, 2001 is due in monthly principal installments of $6,667 plus interest beginning June 2001 until its maturity in September 2004.

     The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing base of $6.5 million. Beginning on November 1 of each year, a seasonal over-advance of $0.5 million is available until May 31 of the following year. As of May 31, 2001, FMP had $4.5 million outstanding under its revolving line-of-credit and $1.5 million available for additional borrowings. The FMP line-of-credit expires in September 2004.

     RG's  bank  credit  facility  consists  of a  term  loan  and  a  revolving line-of-credit. The RG term loan of $0.3 million at May 31, 2001 is due in monthly principal installments of $10,500 plus interest until it is paid off in July 2003. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing base of $1.5 million. As of May 31, 2001, RG had $0.6 million outstanding under its revolving line-of-credit and $0.2 million available for additional borrowings. The RG line-of-credit expires in September 2004.

     Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (7.0% at May 31, 2001) plus 2.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 2.75%. Borrowings under the FMP seasonal over-advance bear interest at a rate per annum equal to the prime rate plus 4.25%.

     In December 2000, the Company borrowed $1.0 million under a revolving subordinated promissory note ("Subordinated Note") with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director, and the CEO and Chairman of the Board of the Company, is a Trustee. Partial repayments of the Subordinated Note were made in March and April 2001 and the balance was repaid in full during May 2001. While it was outstanding, the Subordinated Note accrued interest at a fixed annual rate of 13% and was subordinate to both the FMP and RG bank credit facilities. The Johnston Trust had an option to convert the indebtedness into RP common stock at an exchange ratio of one share for every $1.00 of outstanding principal and accrued interest that was not repaid in full on or before May 31, 2001. The Johnston Trust conversion rights were limited to 25,000 shares prior to stockholder approval.

     The Company believes that its existing capital resources and credit lines available are sufficient to fund its operations and capital requirements for its business as presently planned over the next twelve months. The Company anticipates a seasonal decline in operating results and liquidity during the upcoming fall and winter months similar to that which has occurred in prior years. Therefore, it is likely that the Company will draw funds from the over-advance provision of the FMP bank credit facility during the period from November 2001 to May 2002 when the over-advance is available.

     During the fiscal year ended May 31, 2001, net cash used in operating activities was $0.4 million which primarily resulted from a net loss of $0.6 million, an increase in inventories of $1.3 million, and a decrease in accounts payable and accrued liabilities of $0.7 million. Net cash used in operating activities was reduced by depreciation and amortization of $1.1 million, write-downs of equipment and inventories of $1.0 million, and an increase in accounts receivable of $0.1 million.

     Net cash used in investing activities of $1.1 million for the fiscal year ended May 31, 2001 was primarily for the purchase of property, plant and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2002 will be approximately $0.9 million. The Company is assessing its steel golf club shaft manufacturing capacities compared to the current and anticipated future volume of customer orders. Based on this assessment and the success of ongoing projects to increase production volumes, significant future capital expenditures may be made at the FMP manufacturing facility to increase production capacity for pro grade steel golf club shafts. Additionally, the Company is currently evaluating its options to reach compliance with the terms of a draft consent order to resolve an outstanding NOV with the DEP. Management believes that capital expenditures in excess of $0.3 million may be required at the FMP plant during the fiscal year ended May 31, 2002 related to this issue.

     Net cash provided by financing activities for the fiscal year ended May 31, 2001, was $1.5 million resulting from net borrowings under lines-of-credit of $1.2 million and proceeds from issuance of long term debt and subordinated debt of $1.2 million and $1.0 million, respectively, offset by repayments of long term debt and subordinated debt of $0.9 million and $1.0 million, respectively. The Company is investigating certain potential acquisitions. Any potential acquisitions may require the use of existing capital resources, assumption of debt or issuance of new debt instruments, any of which could adversely impact the Company's liquidity and capital resources.

ENVIRONMENTAL MATTERS --

     Environmental Costs related to various matters totaled $0.4 million and $0.1 million, net of recoveries, during the fiscal years ended May 31, 2001 and 2000, respectively. Management believes that significant future capital expenditures in excess of $0.3 million may be made at the FMP plant during the fiscal year ending May 31, 2002 (see Item 3 - Legal Proceedings).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUANTITATIVE INFORMATION REGARDING MARKET RISK --

     At May 31, 2001, the Company did not participate in any market risk sensitive financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

QUALITATIVE INFORMATION REGARDING MARKET RISK --

     The Company's primary market risk exposure relates to its variable rate debt obligations which are described in Note 7 to the consolidated financial statements. A one percent change in the prime lending rate would have an effect of $0.1 million on interest expense for each of the fiscal years ended May 31, 2001 and 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Royal Precision, Inc.:

We have audited the accompanying consolidated balance sheets of Royal Precision, Inc. (a Delaware corporation) and subsidiaries as of May 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Precision, Inc. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts and reserves on page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona
July 30, 2001

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           AS OF MAY 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                            2001         2000
                                                          --------     --------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                   $     33     $     36
   Accounts receivable, net of allowance for
     doubtful accounts of $187 and $274 at
     May 31, 2001 and 2000, respectively                     4,988        5,100
   Inventories                                               5,920        5,124
   Other current assets                                        215          155
   Deferred income taxes                                       224          106
                                                          --------     --------
       Total current assets                                 11,380       10,521
                                                          --------     --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                         123          123
  Furniture, fixtures and office equipment                     614          455
  Buildings and improvements                                   955          840
  Machinery and equipment                                    5,733        4,278
  Equipment held for sale                                      120          500
  Construction in progress                                     371        1,081
                                                          --------     --------
                                                             7,916        7,277
  Less - Accumulated depreciation                           (1,912)      (1,264)
                                                          --------     --------
                                                             6,004        6,013
                                                          --------     --------

GOODWILL, net                                                7,187        7,629
                                                          --------     --------

DEFERRED INCOME TAXES                                          582          701
                                                          --------     --------

OTHER ASSETS                                                    54           78
                                                          --------     --------
       Total assets                                       $ 25,207     $ 24,942
                                                          ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                       $    768     $    906
  Accounts payable                                           1,534        1,714
  Accrued salaries and benefits                                529        1,290
  Accrued pension liability                                    198          176
  Accrued environmental costs                                  272           --
  Other accrued expenses                                       360          417
                                                          --------     --------
       Total current liabilities                             3,661        4,503

LONG-TERM DEBT, net of current portion                       7,705        6,027
                                                          --------     --------
       Total liabilities                                    11,366       10,530
                                                          --------     --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 1,000,000
    shares authorized; no shares issued                         --           --
  Common stock, $0.001 par value; 10,000,000
    shares authorized; 5,681,711 and 5,678,956
    shares issued and outstanding at May 31, 2001
    and 2000, respectively                                       6            6
  Additional paid-in capital                                13,977       13,940
  Retained earnings (accumulated deficit)                     (118)         466
  Accumulated other comprehensive loss                         (24)          --
                                                          --------     --------
       Total stockholders' equity                           13,841       14,412
                                                          --------     --------
       Total liabilities and stockholders' equity         $ 25,207     $ 24,942
                                                          ========     ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             2001           2000           1999
                                                                          -----------    -----------    -----------
NET SALES:
  Golf club shafts                                                        $    26,070    $    25,559    $    19,185
  Golf club grips                                                               3,927          4,540          4,210
                                                                          -----------    -----------    -----------
                                                                               29,997         30,099         23,395
                                                                          -----------    -----------    -----------
COST OF SALES:
  Golf club shafts                                                             18,927         17,562         12,820
  Golf club grips                                                               3,056          3,137          2,384
                                                                          -----------    -----------    -----------
                                                                               21,983         20,699         15,204
                                                                          -----------    -----------    -----------
      Gross profit                                                              8,014          9,400          8,191

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    6,589          6,946          5,929

AMORTIZATION OF GOODWILL                                                          442            486            521

ENVIRONMENTAL COSTS                                                               409            105             --

GAIN ON TERMINATION OF MANUFACTURING SUPPLY CONTRACT                               --             --           (865)

NONRECURRING EXPENSES                                                             477             --             --
                                                                          -----------    -----------    -----------

      Operating income                                                             97          1,863          2,606

INTEREST EXPENSE                                                                  888            644            794

TERMINATED MERGER EXPENSES                                                         79             --            975

OTHER INCOME                                                                     (319)          (267)          (243)
                                                                          -----------    -----------    -----------

      Income (loss) from continuing operations
        before provision for income taxes                                        (551)         1,486          1,080

PROVISION FOR INCOME TAXES                                                         33            616            804
                                                                          -----------    -----------    -----------

      Income (loss) from continuing operations                                   (584)           870            276
                                                                          -----------    -----------    -----------

DISCONTINUED OPERATIONS:
  Loss from operations of Roxxi, Inc., net of tax benefit of $164                  --             --            352
  Loss on disposal of assets of Roxxi, Inc., net of tax benefit of $386            --             --            828
                                                                          -----------    -----------    -----------
      Loss from discontinued operations                                            --             --          1,180
                                                                          -----------    -----------    -----------
      Net income (loss)                                                   $      (584)   $       870    $      (904)
                                                                          ===========    ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations                                $     (0.10)   $      0.15    $      0.05
  Loss from discontinued operations                                                --             --          (0.21)
                                                                          -----------    -----------    -----------
      Net income (loss)                                                   $     (0.10)   $      0.15    $     (0.16)
                                                                          ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  USED TO COMPUTE PER SHARE INFORMATION:
      BASIC                                                                 5,679,077      5,672,580      5,649,756
                                                                          ===========    ===========    ===========
      DILUTED                                                               5,679,077      5,814,862      5,649,756
                                                                          ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                          RETAINED      ACCUMULATED
                                          COMMON STOCK      ADDITIONAL    EARNINGS         OTHER
                                      -------------------    PAID-IN    (ACCUMULATED   COMPREHENSIVE              COMPREHENSIVE
                                       SHARES     AMOUNT     CAPITAL       DEFICIT)     INCOME (LOSS)    TOTAL     INCOME (LOSS)
                                      --------   --------    --------      --------     -------------   --------   -------------
Balance, May 31, 1998                    5,602   $      6    $ 13,821      $    500       $     --      $ 14,327

Exercise of common stock options            65         --          16            --             --            16

Tax benefit from exercise of
  common stock options                      --         --          45            --             --            45

Stock based compensation                    --         --          15            --             --            15

Minimum pension liability adjustment,
 net of tax benefit of $31                  --         --          --            --            (47)          (47)    $    (47)

Net loss                                    --         --          --          (904)            --          (904)        (904)
                                                                                                                     --------
Comprehensive loss                          --         --          --            --             --            --         (951)
                                      --------   --------    --------      --------       --------      --------     ========

Balance, May 31, 1999                    5,667          6      13,897          (404)           (47)       13,452

Exercise of common stock options            12         --           4            --             --             4

Tax benefit from exercise of
  common stock options                      --         --          11            --             --            11

Stock based compensation                    --         --          28            --             --            28

Minimum pension liability adjustment,
 net of tax expense of $31                  --         --          --            --             47            47           47

Net income                                  --         --          --           870             --           870          870
                                                                                                                     --------
Comprehensive income                        --         --          --            --             --            --          917
                                      --------   --------    --------      --------       --------      --------     ========

Balance, May 31, 2000                    5,679          6      13,940           466             --        14,412

Exercise of common stock options             3         --           1            --             --             1

Tax benefit from exercise of
  common stock options                      --         --           1            --             --             1

Stock based compensation                    --         --          35            --             --            35

Minimum pension liability adjustment,
 net of tax benefit of $16                  --         --          --            --            (24)          (24)         (24)

Net loss                                    --         --          --          (584)            --          (584)        (584)
                                                                                                                     --------
Comprehensive loss                          --         --          --            --             --            --     $   (608)
                                      --------   --------    --------      --------       --------      --------     ========

Balance, May 31, 2001                    5,682   $      6    $ 13,977      $   (118)      $    (24)     $ 13,841
                                      ========   ========    ========      ========       ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                         2001       2000       1999
                                                                        -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  (584)   $   870    $  (904)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities of continuing operations:
    Depreciation and amortization                                         1,106      1,158        939
    Deferred income taxes                                                    17        592        719
    Loss (gain) on retirement or sale of fixed assets                        (3)        14         --
    Stock based compensation                                                 35         28         15
    Tax benefit from exercise of common stock options                         1         11         45
    Write-down of equipment and inventories                                 962         --         --
    Increase (decrease) in cash resulting from a change in operating assets and liabilities -
      Accounts receivable, net                                              112       (293)      (575)
      Inventories                                                        (1,273)      (110)      (970)
      Other assets                                                          (36)        79        (19)
      Accounts payable and accrued expenses                                (744)       110        102
    Loss from discontinued operations                                        --         --        352
    Loss on sale of discontinued operations                                  --         --        828
    Gain on termination of manufacturing supply contract                     --         --       (865)
    Terminated merger expenses                                               --         --        975
                                                                        -------    -------    -------
        Net cash provided by (used in) operating activities of
        continuing operations                                              (407)     2,459        642
                                                                        -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of machinery and equipment, net                              (1,187)    (2,165)      (940)
  Terminated merger costs                                                    --         --       (975)
  Payments from net investment in capital lease                              --         --        198
  Payments from termination of manufacturing supply contract                 --         --      1,500
  Proceeds from sale of assets of discontinued operations                    --         --        300
  Proceeds from sale of fixed assets                                         50         15         --
                                                                        -------    -------    -------
       Net cash provided by (used in) investing activities of
        continuing operations                                            (1,137)    (2,150)        83
                                                                        -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock options and warrants                 1          4         16
  Proceeds from issuance of long-term debt                                1,204         --      5,140
  Proceeds from issuance of subordinated debt                             1,000         --         --
  Borrowings (repayments) under lines-of-credit, net                      1,243        742       (359)
  Repayments of subordinated debt                                        (1,000)        --         --
  Repayments of long-term debt                                             (907)    (1,203)    (5,067)
                                                                        -------    -------    -------
       Net cash provided by (used in) financing activities of
        continuing operations                                             1,541       (457)      (270)
                                                                        -------    -------    -------

NET CASH USED IN DISCONTINUED OPERATIONS                                     --         --       (299)
                                                                        -------    -------    -------
INCREASE (DECREASE) IN CASH                                                  (3)      (148)       156

CASH, beginning of year                                                      36        184         28
                                                                        -------    -------    -------
CASH, end of year                                                       $    33    $    36    $   184
                                                                        =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                           $   819    $   633    $   870
                                                                        =======    =======    =======
     Income taxes                                                       $     5    $    48    $    40
                                                                        =======    =======    =======
  Non-cash investing and financing transactions:
     Reduction in goodwill due to utilization of pre-acquisition net operating loss carryforwards and reversal of valuation allowance
     on pre-acquisition deferred income tax assets                      $    --    $   742    $   650
                                                                        =======    =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS:

ORGANIZATION -

     The accompanying consolidated financial statements include Royal Precision, Inc. ("RP") and its three wholly-owned subsidiaries (collectively the "Company"), which are FM Precision Golf Manufacturing Corp. ("FMP"), FM
Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG"). In addition, RG, has a wholly-owned subsidiary, Royal Grip Headwear Company (formerly known as Roxxi, Inc., "Roxxi"). RP acquired RG on August 29, 1997 (the "RG Acquisition").

BUSINESS -

     RP is a holding company that conducts its business operations through its subsidiaries. The Company designs, manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, Europe and Canada.

DISCONTINUED OPERATIONS -

     In March 1999, the operating assets of Roxxi were disposed of through two separate transactions. The Company sold the Roxxi trade name, customer list, design database and related computer software and hardware for a royalty of 16% of the buyer's net sales of Roxxi-licensed products for the two-year period beginning May 1, 1999. The Company also sold Roxxi's manufacturing equipment, finished goods inventory and raw materials to another buyer for $0.3 million and a royalty of 2% of the buyer's net sales until the buyer has paid an additional $0.2 million. Subsequently, Roxxi's name was changed to Royal Grip Headwear Company.

     During the fiscal year ended May 31, 1999, the Company recorded a loss on disposal of assets of Roxxi of $0.8 million, net of a tax benefit of $0.4 million. This expense represents a $1.1 million write-down of the excess of the carrying value of inventory and fixed assets over the cash received and $0.1 million for estimated transaction costs and estimated operating expenses to be incurred during the phase-out period of this business segment. For the fiscal years ended May 31, 2001, 2000 and 1999, royalties related to Roxxi of $115,000, $151,000 and $20,000, respectively, were recorded and are reflected as other income in the accompanying consolidated statements of operations.

     Selected financial data for the discontinued operations is as follows for the fiscal year ended May 31, 1999 (in thousands):

Net sales                                                          $ 2,381
                                                                   =======
Loss from operations before income taxes                           $  (516)
Income tax benefit                                                     164
                                                                   -------
Loss from operations                                               $  (352)
                                                                   =======
Net cash flow                                                      $  (299)
                                                                   =======

DEPENDENCE ON "RIFLE" SHAFT SALES -

     The Company is substantially dependent on sales of "Rifle" golf club shafts which constituted 67%, 62% and 56% of the Company's total net sales during the fiscal years ended May 31, 2001, 2000 and 1999, respectively. While management believes that demand for the "Rifle" shaft should remain high for the next several years, there can be no assurance that sales of the "Rifle" shaft will continue to grow or that the product will retain its profitability. If sales or profitability of the "Rifle" shaft decrease without the Company's introduction of new profitable products, the Company's overall financial performance would be materially adversely affected.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION -

     All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

INVENTORIES --

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT -

     Property, plant and equipment are carried at acquired cost. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not extend the useful lives of the assets are charged to operations as incurred. Upon the disposition of property, plant and equipment, any resulting gain or loss is recognized in income.

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

     Depreciation expense was $0.7 million, $0.7 million and $0.4 million during the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

GOODWILL -

     Goodwill of $10.4 million was recorded in conjunction with the RG acquisition. This balance was subsequently reduced by $1.4 million due to utilization of pre-acquisition net operating loss ("NOL") carryforwards. Goodwill is being amortized over 20 years and, at May 31, 2001 and 2000, accumulated amortization was $1.8 million and $1.4 million, respectively.

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

     The Company evaluates the goodwill asset for impairment by reviewing the estimated future cash flows of the acquired operations on a quarterly basis. As of May 31, 2001, the Company believes no impairment exists.

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

STOCK-BASED COMPENSATION -

     The Company accounts for stock-based compensation for employees and directors under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," and has elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock Based Compensation." The Company accounts for stock options granted to those other than employees and directors in accordance with SFAS No. 123.

REVENUE RECOGNITION -

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. All of these conditions are met at the time the Company ships products to its customers.

RESEARCH AND DEVELOPMENT -

     The Company expenses costs of research and development as incurred. Research and development expense was approximately $0.8 million, $0.7 million and $0.6 million for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

ADVERTISING -

     The Company expenses production costs of advertising the first date the advertisements take place. Advertising and marketing costs were approximately $2.1 million, $2.3 million and $1.6 million for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

NET EARNINGS (LOSS) PER SHARE -

     The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options using the treasury stock method.

     Loss per share for the fiscal years ended May 31, 2001 and 1999 were not affected by approximately 732,000 and 147,000 outstanding stock options, respectively, because their effect was anti-dilutive. For the fiscal year ended May 31, 2000, options to purchase approximately 620,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the Company's common stock.

COMPREHENSIVE INCOME (LOSS) -

     Under SFAS No. 130, "Reporting Comprehensive Income," the Company is required to report comprehensive income (loss) and its components in its consolidated financial statements in addition to net income (loss). Comprehensive income (loss) is included in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

RECLASSIFICATIONS -

     Certain prior year balances have been reclassified to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS -

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB No. 101 on March 1, 2001. The adoption of SAB No. 101 did not have a material impact on the Company's results of operation or its financial position.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB No. 101. The Company elected to early adopt EITF No. 00-10 during the first quarter of the fiscal year ended May 31, 2001. As such, the consolidated statements of operations for the fiscal years ended May 31, 2000 and 1999 have been reclassified to reflect the adoption of EITF No. 00-10. Shipping and handling expenses are classified as part of cost of sales.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (as amended by SFAS Nos.137 and 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS No. 133 on June 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or its financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. The Company will be required to adopt SFAS Nos. 141 and 142 on June 1, 2002, however, early adoption as of June 1, 2001 is permitted. Management has not determined the impact the adoption of SFAS Nos. 141 and 142 will have on the Company's financial statements or when the Company will elect to adopt these statements.

3. INVENTORIES:

     Inventories as of May 31, 2001 and 2000 consisted of the following (in thousands):

                                      2001        2000
                                    ------      ------
Raw materials                       $  814      $  525
Work-in-process                      1,215       1,655
Finished goods                       3,891       2,944
                                    ------      ------
                                    $5,920      $5,124
                                    ======      ======

     During the fiscal year ended May 31, 2001, the Company recorded write-downs totaling $0.5 million to reduce the carrying value of certain steel golf club shafts and golf club grips finished goods inventories to estimated net realizable value. During the fiscal year ended May 31, 2000, the Company recorded write-downs totaling $0.3 million to reduce the carrying value of certain graphite shafts purchased for resale prior to the introduction of the "Rifle" Graphite, to estimated net realizable value. These write-downs are reflected as a component of cost of sales in the consolidated statements of operations.

4. MANUFACTURING SUPPLY CONTRACTS:

     In December 1996, the Company and Acushnet Rubber Company ("Acushnet") entered into a manufacturing and supply agreement whereby the Company outsourced the manufacture of its golf club grips to Acushnet. Additionally, the two parties entered into an agreement resulting in the transfer of the Company's grip manufacturing equipment to Acushnet under a capital lease. In May 1999, the Company and Acushnet executed a mutual release agreement terminating their manufacturing and supply agreement and capital lease agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company received $1.5 million in cash and $1.0 million in purchase credits from Acushnet. Additionally, Acushnet's obligation to make payments to the Company under the capital lease was terminated, but Acushnet was required to continue producing grips through February 2000 at which time the equipment was returned to the

Company. The Company recognized an aggregate gain of $0.9 million during the fiscal year ended May 31, 1999 as a result of the Termination Agreement. The grip manufacturing equipment returned to the Company from Acushnet is classified as equipment held for sale in the consolidated balance sheets as of May 31, 2001 and 2000.

     From January 1997 to February 2000, the Company utilized Acushnet as its primary supplier of golf club grips. The Company has identified several alternative manufacturers and currently purchases its grip inventory from five different suppliers. Although the Company does not have long-term supply contracts with any of these companies, management believes it has an adequate source of supply to meet its current and anticipated future customer needs. However, there can be no assurance that a disruption of supply from any of these companies will not result in the loss of sales and key customers, which would have a material adverse effect on the Company's financial condition and results of operations.

     The Company currently utilizes two manufacturers to supply its inventory of graphite golf club shafts. Management believes that there are other acceptable supply sources at comparable prices and quality. Sales of these products to date have been insignificant to the Company's financial condition and results of operations. However, there can be no assurance that a disruption of supply from either of these companies will not result in the loss of sales and key customers or hinder the Company's efforts to expand its business into this new product segment.

     The Company uses Worthington Industries, Inc. ("Worthington") as its primary supplier for strip steel, but has no supply contract with Worthington. Should Worthington fail to deliver steel, there may be a disruption of operations at the Company's manufacturing facility until an alternate supplier is procured. Worthington provides steel from two separate plant locations. If one Worthington plant becomes unable to fill the necessary requirements, orders could be filled from the alternate location. Although the Company has elected to use Worthington as its primary supplier of strip steel, management believes that there are other acceptable supply sources at comparable prices and quality and that the loss of Worthington as a supplier would not have a material adverse effect on the Company's financial condition and results of operations.

5. EQUIPMENT WRITE-DOWNS:

     During the fiscal year ended May 31, 2001, the Company recorded an impairment write-down of $0.4 million on equipment held for sale, which represents rubber injection presses previously used to manufacture the Company's golf club grips. Also during the fiscal year ended May 31, 2001, the Company recorded an expense of $0.1 million to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips. These write-downs are reflected as nonrecurring expenses in the consolidated statement of operations for the fiscal year ended May 31, 2001.

6. TERMINATED MERGER AGREEMENTS:

     In February 1999, the Company and Coyote Sports, Inc. ("Coyote") entered into a merger agreement pursuant to which RP would become a wholly-owned subsidiary of Coyote (the "RP-Coyote Merger"). In June 1999, the RP-Coyote Merger agreement was terminated at the request of the Company due to a material change in the business of Coyote that resulted in an inability to obtain suitable long-term financing. The Company incurred professional fees of $1.0 million related to the RP-Coyote Merger, which are reflected as terminated merger expenses in the accompanying consolidated statement of operations for the fiscal year ended May 31, 1999.

     In September 2000, the Company signed a letter of intent to acquire PH Group Inc. ("PHG"), a manufacturer of hydraulic presses and injection molding machines. The Company terminated the letter of intent and ceased negotiations to acquire PHG in November 2000. Legal and other professional fees associated with the due diligence efforts of the proposed acquisition totaled $0.1 million and are reflected as terminated merger expenses in the consolidated statement of operations for the fiscal year ended May 31, 2001.

7. LONG-TERM DEBT:

     The Company's primary borrowing arrangement consists of two bank credit facilities. Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and quarterly debt service coverage ratios, as defined. The Company believes it is in compliance with all financial loan covenants as of May 31, 2001. Most recently in November 2000, the Company did not achieve the operating results necessary for compliance with certain financial loan covenants, but was successful in obtaining the necessary waivers and amendments to remedy such default. There can be no assurance, however, that the Company would be able to obtain the necessary waivers or amendments upon the occurrence of any future events of default of financial loan covenants which could have a material adverse effect on the Company's financial condition and results of operations.

     FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of the first FMP term loan ("FMP Term 1") of $2.7 million at May 31, 2001 is due in monthly principal installments of $46,850 plus interest until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") of $0.4 million at May 31, 2001 is due in monthly principal installments of $6,667 plus interest beginning June 2001 until its maturity in September 2004.

     The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing base of $6.5 million. Beginning on November 1 of each year, a seasonal over-advance of $0.5 million is available until May 31 of the following year. As of May 31, 2001, FMP had $4.5 million outstanding under its revolving line-of-credit and $1.5 million available for additional borrowings. The FMP line-of-credit expires in September 2004.

     RG's  bank  credit  facility  consists  of a  term  loan  and  a  revolving line-of-credit. The RG term loan of $0.3 million at May 31, 2001 is due in monthly principal installments of $10,500 plus interest until it is paid off in July 2003. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing base of $1.5 million. As of May 31, 2001, RG had $0.6 million outstanding under its revolving line-of-credit and $0.2 million available for additional borrowings. The RG line-of-credit expires in September 2004.

     Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (7.0% at May 31, 2001) plus 2.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 2.75%. Borrowings under the FMP seasonal over-advance bear interest at a rate per annum equal to the prime rate plus 4.25%.

     Total indebtedness of the Company as of May 31, 2001 and 2000 consisted of the following (in thousands):

                                       2001         2000
                                     -------      -------
FMP:
Line-of-credit                       $ 4,520      $ 3,740
FMP Term 1                             2,717        2,657
FMP Term 2                               400           --

RG:
Line-of-credit                           568          105
Term loan                                268          431
                                     -------      -------
                                       8,473        6,933
Less - Current portion                  (768)        (906)
                                     -------      -------
Total long-term debt                 $ 7,705      $ 6,027
                                     =======      =======

     Scheduled maturities of the Company's indebtedness at May 31, 2001 are as follows (in thousands):

  YEARS ENDING
    MAY 31,
    -------
     2002                     $  768
     2003                        768
     2004                        658
     2005                      6,279
                              ------
                              $8,473
                              ======

     As of May 31, 2001 and 2000, the carrying value of the line-of-credit and term loans approximated their fair market value since the obligations bear interest at a variable rate of interest.

8. OPERATING LEASES:

     The Company leases its corporate offices, its West Coast distribution center and various office equipment under operating lease agreements. Minimum annual rental commitments under noncancellable leases are as follows (in thousands):

  YEARS ENDING
    MAY 31,
    -------
     2002                     $  328
     2003                        275
     2004                        275
     2005                          1
                              ------
                              $  879
                              ======

     Rental expense under operating leases totaled approximately $0.3 million, $0.2 million and $0.3 million for the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

9. STOCK OPTION PLANS:

     In connection with the RG Acquisition, options to purchase 41 shares of FM Precision Golf Corp. common stock outstanding as of the RG Acquisition date were converted into options to purchase 169,761 shares of RP common stock. As of May 31, 2001, 87,553 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding, which expire through May 2005.

     In connection with the RG Acquisition, options and warrants to purchase 982,250 shares of RG common stock outstanding as of the RG Acquisition date were converted into options and warrants to purchase 491,124 shares of RP common stock. As of May 31, 2001, 266,124 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding, which expire through March 2007.

In October 1997, the Company adopted the Royal Precision, Inc. Stock Option Plan (the "RP Plan"). The RP Plan is administered by the Board of Directors and provides for the granting of nonqualified or incentive stock options to purchase shares of the Company's common stock to certain employees, consultants and directors. In October 2000, the Company's stockholders authorized an increase in the number of shares of the Company's common stock available for issuance pursuant to the RP Plan from 750,000 to 1.5 million. As of May 31, 2001, 945,773 shares of common stock are reserved for issuance upon the exercise of options outstanding under the RP Plan. As of May 31, 2001, an additional 553,666 shares of common stock are reserved for options not yet granted under the RP Plan.

     In December 1999, warrants to purchase 25,000 shares were granted to a firm which provided consulting services to the Company. None of the warrants, which expire in December 2004, had been exercised as of May 31, 2001.

     Stock option and warrant activity for the three fiscal years ended May 31, 2001 is as follows:

                                  FM PRECISION                                                           WEIGHTED-
                                   GOLF CORP.       RG                                      TOTAL         AVERAGE
                                   CONVERTED     CONVERTED      RP PLAN                   OPTIONS AND    EXERCISE
                                    OPTIONS       OPTIONS       OPTIONS      WARRANTS      WARRANTS        PRICE
                                  ----------    ----------    ----------    ----------    ----------     --------
Outstanding at May 31, 1998          167,006       436,749            --            --       603,755     $  6.13
      Granted                             --       178,083       104,980            --       283,063        3.25
      Exercised                      (65,678)           --            --            --       (65,678)       0.24
      Cancelled                           --      (323,833)       (1,000)           --      (324,833)       7.47
      Expired                             --       (21,125)           --            --       (21,125)      19.15
                                  ----------    ----------    ----------    ----------    ----------
Outstanding at May 31, 1999          101,328       269,874       103,980            --       475,182        3.73
      Granted                             --            --       615,933        25,000       640,933        2.53
      Exercised                      (11,020)           --          (561)           --       (11,581)       0.32
      Cancelled                           --            --       (24,179)           --       (24,179)       2.03
                                  ----------    ----------    ----------    ----------    ----------
Outstanding at May 31, 2000           90,308       269,874       695,173        25,000     1,080,355        3.10
      Granted                             --            --       275,600            --       275,600        2.26
      Exercised                       (2,755)           --            --            --        (2,755)       0.24
      Cancelled                           --            --       (25,000)           --       (25,000)       2.40
      Expired                             --        (3,750)           --            --        (3,750)      10.85
                                  ----------    ----------    ----------    ----------    ----------
Outstanding at May 31, 2001           87,553       266,124       945,773        25,000     1,324,450        2.92
                                  ==========    ==========    ==========    ==========    ==========

     A summary of information about stock options outstanding at May 31, 2001 is as follows:

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                -----------------------------------------  ---------------------------
                                   WEIGHTED-
                                    AVERAGE     WEIGHTED-                    WEIGHTED-
  RANGE OF           NUMBER        REMAINING     AVERAGE       NUMBER         AVERAGE
  EXERCISE        OUTSTANDING     CONTRACTUAL   EXERCISE     EXERCISABLE     EXERCISE
   PRICES       AT MAY 31, 2001      LIFE        PRICE     AT MAY 31, 2001     PRICE
  --------      ---------------   -----------   --------   ---------------   --------
$        0.24        87,553        5.8 years     $ 0.24         87,553        $ 0.24
 1.81 -  1.88        66,740        6.6 years       1.83         52,799          1.84
 2.01 -  2.13       149,600        8.3 years       2.06         44,822          2.06
         2.25       200,600        9.2 years       2.25             --            --
         2.38        87,500        7.2 years       2.38         25,833          2.38
         2.63       125,000        6.7 years       2.63         54,965          2.63
         2.75       215,000        8.7 years       2.75         71,595          2.75
 3.00 -  3.19       249,416        7.8 years       3.15        199,070          3.18
 4.50 - 24.50       143,041        2.9 years       7.35        123,841          7.76
                 ----------                                   --------
                  1,324,450                                    660,478
                 ==========                                   ========

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all of the options granted to employees and directors using the Black Scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows for the fiscal years ended May 31, 2001 and 2000:

                                                  2001            2000
                                                  ----            ----
Risk free interest rate                            5.4%            6.5%
Expected dividend yield                           None            None
Expected life                                 10 years        10 years
Expected volatility                                 61%             55%

     Had compensation cost for the Company's stock plan been recorded in accordance with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the following pro forma amounts for the fiscal years ended May 31, 2001, 2000 and 1999 (in thousands, except per share data):

                                                   2001      2000      1999
                                                   ----      ----      ----
Net income (loss):
   As reported                                   $  (584)   $  870   $  (904)
   Pro forma                                      (1,130)      555    (1,383)

Basic and diluted net income (loss) per share:
   As reported                                     (0.10)     0.15     (0.16)
   Pro forma                                       (0.20)     0.10     (0.24)

     The resulting pro forma compensation cost may not be representative of that to be expected in future years because the pro forma amounts do not consider options granted prior to fiscal 1997 or in future years.

     As of May 31, 2001 and 2000, there were outstanding options to purchase 170,583 shares of the Company's common stock at an exercise price of $3.19 per share which are subject to variable plan accounting until they are exercised or expire in January 2004. No compensation costs have been recognized to date related to these options.

10. INCOME TAXES:

     The components of the provision for income taxes from continuing operations are as follows for the three fiscal years ended May 31, 2001 (in thousands):

                    2001      2000      1999
                    ----      ----      ----
Current             $ 16      $ 13      $ 25
Deferred              17       603       779
                    ----      ----      ----
                    $ 33      $616      $804
                    ====      ====      ====

     The Company's effective income tax rate, as a percent of pretax income from continuing operations, differs from the statutory federal rate as follows for the three fiscal years ended May 31, 2001:

                                               2001      2000      1999
                                               ----      ----      ----
Statutory federal income tax rate               (34)%      34%       34%
State taxes, net of federal benefit              (6)        6        --
Nondeductible goodwill amortization              29        11        16
Nondeductible environmental civil penalty        14        --        --
Change in valuation allowance                    --       (11)       28
Other                                             3         1        (4)
                                               ----      ----      ----
Effective income tax rate                         6%       41%       74%
                                               ====      ====      ====

     The components of deferred income tax assets (liabilities) as of May 31, 2001 and 2000 are as follows (in thousands):

                                                               2001       2000
                                                             -------    -------
Current asset (liability) -
   Financial reserves and accruals not
    currently deductible                                     $   523    $   582
   Other                                                          --        (72)
   Valuation allowance                                          (299)      (404)
                                                             -------    -------
                                                                 224        106
                                                             -------    -------
Long-term asset (liability) -
   Tax effect of net operating loss carryforwards              2,309      2,230
   Book basis in excess of tax basis for property,
    plant and equipment                                         (585)      (441)
   Compensation expense related to grant of
    stock options                                                 94         94
   Other                                                         210        159
   Valuation allowance                                        (1,446)    (1,341)
                                                             -------    -------
                                                                 582        701
                                                             -------    -------
                                                             $   806    $   807
                                                             =======    =======

     As of May 31, 2001, the Company has federal and state NOL carryforwards of approximately $5.8 million of which $4.9 million relate to RG for periods prior to the RG Acquisition ("Pre-Acquisition NOLs"). The use of such Pre-Acquisition NOLs is limited to $0.8 million per annum under Section 382 of the Internal Revenue Code. As of May 31, 2001, approximately $1.9 million of Pre-Acquisition NOLs are available under Section 382. The NOLs, if unused, expire beginning in 2009 through 2020.

     As of May 31, 1998, a valuation allowance of $2.8 million was recorded to fully offset NOL carryforwards and other net deferred tax assets as of such date, due to uncertainty of their realization. During the fiscal year ended May 31, 1999, the Company utilized approximately $0.9 million of Pre-Acquisition NOLs and also determined that approximately $1.0 million of Pre-Acquisition NOLs were realizable. As such, the Company reduced the valuation allowance by $0.7 million and recorded a corresponding reduction of goodwill. During fiscal 1999, the Company also increased the valuation allowance on certain other deferred tax assets, not related to the RG Acquisition, by approximately $0.5 million, resulting in a valuation allowance of $2.6 million as of May 31, 1999.

     During  the  fiscal  year  ended  May  31,  2000,   the  Company   utilized
approximately $0.4 million of Pre-Acquisition NOLs and also determined that approximately $1.9 million of Pre-Acquisition NOLs were realizable. As such, the Company reduced the valuation allowance by $0.7 million and recorded a corresponding reduction of goodwill. During fiscal 2000, the Company also reduced the valuation allowance on certain other deferred tax assets, not related to the RG Acquisition, by approximately $0.2 million, resulting in a valuation allowance of $1.7 million as of May 31, 2000.

     No adjustments to the valuation allowance on deferred tax assets were recorded during the fiscal year ended May 31, 2001. Future recognition of additional amounts of Pre-Acquisition NOLs would result in further reductions of goodwill of up to $1.4 million and reductions in the provision for income taxes of $0.3 million.

11. RELATED PARTY TRANSACTIONS:

     Professional and advisory fees and expense reimbursements of approximately $0.4 million, $0.3 million and $0.3 million were paid to certain stockholders or their affiliates during the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

     In December 2000, the Company borrowed $1.0 million under a revolving subordinated promissory note ("Subordinated Note") with the Johnston Family Charitable Remainder Unitrust #3 ("Johnston Trust"), of which Richard P. Johnston, a director, and the CEO and Chairman of the Board of the Company, is a Trustee. Partial repayments of the Subordinated Note were made in March and April 2001 and the balance was repaid in full during May 2001. While it was outstanding, the Subordinated Note accrued interest at a fixed annual rate of 13% and was subordinate to both the FMP and RG bank credit facilities. The Johnston Trust had an option to convert the indebtedness into RP common stock at an exchange ratio of one share for every $1.00 of outstanding principal and accrued interest that was not repaid in full on or before May 31, 2001. The Johnston Trust conversion rights were limited to 25,000 shares prior to stockholder approval.

12. FOREIGN SALES:

     The Company has export sales to customers located primarily throughout Japan, Australia, the United Kingdom and Canada. Foreign sales were approximately 23%, 32% and 29% of the Company's sales for the fiscal years ended May 31, 2001, 2000 and 1999, respectively. The following table summarizes the Company's sales by major worldwide regions for the three fiscal years ended May 31, 2001 (in thousands):

                        2001         2000         1999
                      -------      -------      -------
United States         $23,144      $20,334      $16,607
Japan                   5,869        8,210        5,797
Other                     984        1,555          991
                      -------      -------      -------
Total                 $29,997      $30,099      $23,395
                      =======      =======      =======

13. BENEFIT PLANS:

401(K) PLAN -

     The Company sponsors a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Each year, eligible participants may elect to make salary reduction contributions up to the lesser of 15% of compensation or the annual maximum contribution established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the defined contribution benefit plan. Employer contributions are discretionary and, to date, the Company has not contributed to the defined contribution benefit plan.

PENSION PLAN -

     Approximately 70% of the Company's work force is covered by a collective bargaining agreement. The Company sponsors the FM Precision Golf Manufacturing Corp. Pension Plan for Represented Hourly Wage Employees (the "Union Plan") for the benefit of its union employees. The Company funds the Union Plan based on actuarial determined amounts sufficient to meet the benefits to be paid to participants under the Union Plan. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     For the years ended May 31, 2001 and 2000, the reconciliation of the projected benefit obligation was (in thousands):

                                                      2001      2000
                                                     -----     -----
Beginning of year projected benefit obligation       $ 368     $ 382
Service cost                                            92        98
Interest cost                                           29        22
Actuarial (gain) loss                                   60      (134)
                                                     -----     -----
End of year projected benefit obligation             $ 549     $ 368
                                                     =====     =====

     The reconciliation of the funded status of the Union Plan as of May 31, 2001 and 2000 was (in thousands):

                                                      2001      2000
                                                     -----     -----
Projected benefit obligation                         $(549)    $(368)
Plan assets at fair value                              351       265
                                                     -----     -----
Funded status (accrued benefit cost)                  (198)     (103)
Minimum pension liability adjustment                    --       (73)
                                                     -----     -----
Net amount recognized                                $(198)    $(176)
                                                     =====     =====

     The reconciliation of fair value of assets of the Union Plan as of May 31, 2001 and 2000 was (in thousands):

                                                      2001      2000
                                                     -----     -----
Beginning of year fair value of assets               $ 265     $ 131
Employer contributions                                 114       119
Actual return on plan assets                           (28)       15
                                                     -----     -----
End of year fair value of assets                     $ 351     $ 265
                                                     =====     =====

     The components of net pension cost for the three fiscal years ended May 31, 2001 were (in thousands):

                                            2001      2000      1999
                                           -----     -----     -----
Service cost                               $  92     $  98     $  88
Interest cost                                 29        22        13
Expected return on assets                    (17)       (4)       (3)
Prior year (gain) loss                        (2)       --        --
                                           -----     -----     -----
Net periodic pension cost                  $ 102     $ 116     $  98
                                           =====     =====     =====

     A summary of the Company's key actuarial assumptions as of May 31, 2001, 2000 and 1999 were as follows:

                                                    2001       2000       1999
                                                    ----       ----       ----
Discount rate                                       7.16%      7.75%      6.75%
Expected long-term rate of return on assets         9.00%      9.00%      9.00%

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

                                               YEAR ENDED MAY 31, 2001
                                          --------------------------------
                                          GOLF CLUB   GOLF CLUB
                                           SHAFTS       GRIPS       TOTAL
                                          --------    --------    --------
Net sales                                 $ 26,070    $  3,927    $ 29,997
Depreciation and amortization                  564         542       1,106
Nonrecurring expenses                           --         477         477
Operating income (loss)                      1,042        (945)         97
Interest expense                               799          89         888
Assets                                      14,560      16,563      31,123
Capital expenditures                           691         496       1,187

Total assets for reportable segments                              $ 31,123
Assets of discontinued operations                                       19
Elimination of investment in subsidiary                             (5,935)
                                                                  --------
Consolidated total assets                                         $ 25,207
                                                                  ========

                                               YEAR ENDED MAY 31, 2000
                                          --------------------------------
                                          GOLF CLUB   GOLF CLUB
                                           SHAFTS       GRIPS       TOTAL
                                          --------    --------    --------
Net sales                                 $ 25,559    $  4,540    $ 30,099
Depreciation and amortization                  384         774       1,158
Operating income (loss)                      2,004        (141)      1,863
Interest expense                               575          69         644
Assets                                      13,488      17,475      30,963
Capital expenditures                         1,838         327       2,165

Total assets for reportable segments                              $ 30,963
Assets of discontinued operations                                       43
Elimination of investment in subsidiary                             (6,064)
                                                                  --------
Consolidated total assets                                         $ 24,942
                                                                  ========

                                               YEAR ENDED MAY 31, 1999
                                          --------------------------------
                                          GOLF CLUB   GOLF CLUB
                                           SHAFTS       GRIPS       TOTAL
                                          --------    --------    --------
Net sales                                 $ 19,185    $  4,210    $ 23,395
Depreciation and amortization                  288         651         939
Gain on termination of manufacturing
  supply contract                               --         865         865
Operating income                             1,494       1,112       2,606
Interest expense                               708          86         794
Assets                                      11,815      18,927      30,742
Capital expenditures                           789         151         940

Total assets for reportable segments                              $ 30,742
Assets of discontinued operations                                      162
Elimination of investment in subsidiary                             (6,294)
                                                                  --------
Consolidated total assets                                         $ 24,610
                                                                  ========

15.  CONCENTRATION OF CREDIT RISK:

     The Company is subject to a concentration of credit risk as a result of sales to its significant customers including TaylorMade - adidas Golf ("TaylorMade"), its exclusive Japanese distributor ("Precision Japan") and Callaway Golf Company ("Callaway") which, in the aggregate, represented 60%, 50% and 49% of the Company's total net sales for the fiscal years ended May 31, 2001, 2000 and 1999, respectively. TaylorMade accounted for 21%, 18% and 15% of total net sales during the fiscal years ended May 31, 2001, 2000 and 1999, respectively. Precision Japan accounted for 20%, 27% and 25% of total net sales during fiscal 2001, 2000 and 1999, respectively. Callaway accounted for 19%, 5% and 9% of total net sales during fiscal 2001, 2000 and 1999, respectively. The outstanding receivable balances from TaylorMade, Precision Japan and Callaway as of May 31, 2001 were $0.8 million, $0.6 million and $1.6 million, respectively. To reduce its credit risk, the Company requires letter of credit agreements from Precision Japan.

     The Company has two long-term agreements with Precision Japan which grant exclusive distribution rights for sale of the Company's golf club grips and golf club shafts in Japan and certain other Asian countries. The grip and shaft agreements expire in January 2002 and July 2002, respectively. The Company does not have supply agreements with TaylorMade or Callaway. The loss of sales to any of these companies could have a significant adverse impact on the Company's financial condition and results of operations.

16.  COMMITMENTS AND CONTINGENCIES:

LITIGATION -

     The Company is from time to time a party to various routine legal proceedings which are incidental to the Company's business. Management consults with legal counsel on all such matters and management believes, except for the following environmental matters, that none of the current routine proceedings will have a material adverse effect on the Company's financial condition or future operating results.

ENVIRONMENTAL MATTERS -

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

     Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA performed an assessment of the FMP plant in January 1992 and, in June 1992, the site was deferred from the CERCLIS inventory to the EPA's Resource Conservation and Recovery Act ("RCRA") program. During calendar 2000, the EPA reviewed the status of the property, concluded that the FMP plant is not subject to corrective action under RCRA and returned the site to its active CERCLIS inventory. In November 2000 and April 2001, a contractor for the EPA performed another site assessment and took samples from the property of the FMP plant. The Company anticipates that a report from the EPA with the results of this work will be received prior to April 2002. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if the EPA identifies any environmental issues, they would be issues that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In April 2000, the Company submitted information regarding the disposal and treatment of waste materials from the FMP plant during the period from 1982 to 1997 to assist the EPA in its investigation of the former National Oil Services,

Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by Brunswick, and to a limited degree by the Company, to treat and dispose of non-hazardous waste oils from the FMP plant. In June 2001, the Company executed a consent decree with the EPA and agreed to pay approximately $5,000 in full satisfaction of its liability under this matter. The Company is currently negotiating with Brunswick to determine the portion of the payment for which each party is responsible.

     In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant. The Company submitted its response to the NOV in December 2000 and, in April 2001, the Company received a draft consent order from the DEP related to this matter. The Company is currently negotiating with the DEP prior to entering into a final consent order. The Company does not anticipate, however, that the conditions of the draft consent order will be significantly modified. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of $0.2 million, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be reduced, diverted to another source or eliminated entirely. The Company is currently evaluating its options to reach compliance with the terms of the draft consent order. Management believes it is possible that the proposed civil penalty will be slightly reduced when the final consent order is executed. A provision has been recorded in the amount of $0.15 million for the proposed civil penalty and is reflected as a component of Environmental Costs in the accompanying consolidated statement of operations for the fiscal year ended May 31, 2001. Management believes that significant future capital expenditures in excess of $0.3 million may be made at the FMP plant during the fiscal year ending May 31, 2002 to comply with the terms of the consent order.

     Environmental Costs related to the various matters discussed above totaled $0.4 million and $0.1 million, net of recoveries, during the fiscal years ended May 31, 2001 and 2000, respectively.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Provided below is selected unaudited quarterly financial data for the three fiscal years ended May 31, 2001 (in thousands except per share data):

                                                             YEAR ENDED MAY 31, 2001
                                             -------------------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH      TOTAL
                                             --------    --------    --------    --------   --------
Net sales                                    $  6,978    $  5,492    $  7,715    $  9,812   $ 29,997
Gross profit                                    2,407         640       2,057       2,910      8,014
Net income (loss)                                 105      (1,202)        151         362       (584)

Per share information:
    Basic and diluted -
      Net income (loss)                          0.02       (0.21)       0.03        0.06      (0.10)

                                                             YEAR ENDED MAY 31, 2000
                                             -------------------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH      TOTAL
                                             --------    --------    --------    --------   --------
Net sales                                    $  6,559    $  6,443    $  7,041    $ 10,056   $ 30,099
Gross profit                                    2,447       1,824       1,987       3,142      9,400
Net income                                        294          64          35         477        870

Per share information:
    Basic and diluted -
      Net income                                 0.05        0.01        0.01        0.08       0.15

                                                             YEAR ENDED MAY 31, 1999
                                             -------------------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH      TOTAL
                                             --------    --------    --------    --------   --------
Net sales                                    $  6,095    $  3,883    $  5,148    $  8,269   $ 23,395
Gross profit                                    2,213       1,479       1,454       3,045      8,191
Income (loss) from continuing operations          213        (112)       (812)        987        276
Income (loss) from discontinued operations       (210)       (179)       (127)    164 (a)       (352)
Loss on sale of discontinued operations            --          --      (1,214)    386 (a)       (828)
                                             --------    --------    --------    --------   --------
Net income (loss)                                   3        (291)     (2,153)      1,537       (904)

Per share information:
    Basic and diluted -
      Income (loss) from continuing
       operations                                0.04       (0.02)      (0.14)       0.17       0.05
      Net income (loss)                          0.00       (0.05)      (0.38)       0.27      (0.16)

----------
(a) Represents tax benefits realized from discontinued operations, which were not available prior to the fourth quarter of fiscal 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's directors is set forth at "ELECTION OF DIRECTORS; Business Experience," and information regarding the Company's executive officers is set forth at "ELECTION OF DIRECTORS; Executive Officers" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") which information is incorporated herein by reference. With the exception of the foregoing information specifically incorporated by reference into this Form 10-K Report, the Company's 2001 Proxy Statement is not being filed as a part hereof.

     Information relating to compliance with Section 16(a) of the Exchange Act is set forth at "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the 2001 Proxy Statement which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is set forth at "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the 2001 Proxy Statement which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 2001 Proxy Statement which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is set forth at "CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the 2001 Proxy Statement which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

         Report of Independent Public Accountants...........................  13
         Consolidated Balance Sheets........................................  14
         Consolidated Statements of Operations..............................  15
         Consolidated Statements of Stockholders' Equity and
          Comprehensive Income (Loss).......................................  16
         Consolidated Statements of Cash Flows..............................  17
         Notes to Consolidated Financial Statements.........................  18

     (b) Reports on Form 8-K.

     No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits.

     The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning on page 37 of this report.

     (d) Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts and Reserves......  S-1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2001                         ROYAL PRECISION, INC.
                                                (the "Registrant")

                                              By /s/ Thomas A. Schneider
                                                 -------------------------------
                                                 Thomas A. Schneider, President
                                                 and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of August, 2001.

              NAME                                TITLE (CAPACITY)
              ----                                ----------------

/s/ Thomas A. Schneider                 President and Chief Operating Officer
----------------------------------      (Principal Executive officer)
Thomas A. Schneider


/s/ Kevin L. Neill *                    Vice President-finance, Chief Financial
----------------------------------      Officer (Principal financial officer)
Kevin L. Neill


/s/ Richard P. Johnston *               Director
----------------------------------
Richard P. Johnston

/s/ David E. Johnston *                 Director
----------------------------------
David E. Johnston

/s/ Raymond J. Minella *                Director
----------------------------------
Raymond J. Minella

/s/ Charles S. Mechem, Jr. *            Director
----------------------------------
Charles S. Mechem, Jr.

/s/ Christopher A. Johnston *           Director
----------------------------------
Christopher A. Johnston

/s/ Kenneth J. Warren *                 Director
----------------------------------
Kenneth J. Warren

* Thomas A. Schneider, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.

By: /s/ Thomas A. Schneider
    ---------------------------------------
    Thomas A. Schneider, Attorney in Fact

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                           CHARGED TO
                                            BALANCE AT     (DEDUCTED                                BALANCE AT
                                           BEGINNING OF   FROM) COSTS      OTHER       OTHER          END OF
                                              PERIOD      AND EXPENSES   ADDITIONS   DEDUCTIONS       PERIOD
                                              ------      ------------   ---------   ----------       ------
Allowance for doubtful accounts:
     Year ended May 31, 1999                  $  602         $   24      $     --      $ (193)        $  433
     Year ended May 31, 2000                     433             40            --        (199)           274
     Year ended May 31, 2001                     274             14            --        (101)           187



Deferred tax asset valuation allowance:
     Year ended May 31, 1999                  $2,821         $  478      $     --      $ (650)(a)     $2,649
     Year ended May 31, 2000                   2,649           (162)           --        (742)(a)      1,745
     Year ended May 31, 2001                   1,745             --            --          --          1,745

----------
(a)  Reduction  in  goodwill  related  to  preacquisition   net  operating  loss
     carryforwards.

                                  EXHIBIT INDEX

                                                                                           PAGE IN
                                                                                         SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED COPY
-------                                                                                  -------------
(3)            Certificate of Incorporation and Bylaws                                         *

3.1            Amended and Restated  Certificate of  Incorporation of registrant               *
               (incorporated  by  reference  to Exhibit 3.1 to the  registrant's
               Form 10-Q for the quarter ended  November 30, 1999; the "November
               1999 10-Q").

3.2            Bylaws of Royal  Precision,  Inc.  (incorporated  by reference to               *
               Exhibit 3.2 to Form S-4, No. 333-28841; the "Form S-4").

(4)            Instruments defining the rights of holders                                      *

4.1            See  Articles  FOUR,  FIVE and SEVEN of the Amended and  Restated               *
               Certificate of Incorporation  of the registrant  (incorporated by reference to Exhibit 3.1 to the November 1999 10-Q).

4.2            See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3               *
               of  Article   VII  of  the  Bylaws  of  Royal   Precision,   Inc.
               (incorporated by reference to Exhibit 3.2 to the Form S-4).

(10)           Material Contracts                                                              *

10.1           Asset  Purchase  Agreement  dated  May 31,  1996  with  Brunswick               *
               Corporation  (incorporated  by reference to Exhibit 10.1.1 of the
               Form S-4).

10.2           Management  Stockholders Agreement dated May 29, 1996 with Ronald               *
               L. Chalmers,  et al. (incorporated by reference to Exhibit 10.2.4 of the Form S-4).

10.3           1997 Stock  Option  Plan dated March 13,  1997  (incorporated  by               *
               reference to Exhibit 10.2.5 of the Form S-4). **

10.4           Form of Option Agreement with those not parties to the Management               *
               Stockholders  Agreement  (incorporated  by  reference  to Exhibit
               10.2.6 of the Form S-4).

10.5           Form of  Option  Agreement  with  those  who are  parties  to the               *
               Management  Stockholders Agreement  (incorporated by reference to
               Exhibit 10.2.7 of the Form S-4).

10.6           Credit and Security  Agreement  dated as of October 8, 1998 among               *
               FM Precision Golf  Manufacturing  Corp.,  FM Precision Golf Sales
               Corp.  and  Norwest  Business  Credit,   Inc.   (incorporated  by
               reference to Exhibit 10.1 of the registrant's Form 10-QSB for the quarter ended August 31, 1998; the "August 1998 10-QSB").

10.7           Amended and Restated  Credit and Security  Agreement  dated as of               *
               October 8, 1998 among Royal Grip, Inc.,  Roxxi,  Inc. and Norwest
               Business Credit, Inc.  (incorporated by reference to Exhibit 10.2 of the August 1998 10-QSB).

10.8           Agreement  between Royal Grip, Inc. and Precision FM Japan,  Ltd.               *
               dated July 12, 1991 (incorporated by reference to Exhibit 10.7 to
               RG's 1996 Form 10-K).

10.9           Manufacturers'  Representative Agreement dated March 1, 1979 with               *
               Union Tubular  Products,  Brunswick  Corporation  and M.A.  Clark
               (incorporated by reference to Exhibit 10.4.6 of the Form S-4).

                                                                                           PAGE IN
                                                                                         SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED COPY
-------                                                                                  -------------
10.10          Distributor  Agreement  effective  August 20, 1990 with Brunswick               *
               and Infiniti Golf (incorporated by reference to Exhibit 10.4.7 of the Form S-4).

10.11          Royal  Precision,  Inc.  Stock Option Plan dated  October 5, 1997               *
               (incorporated  by reference to Exhibit 10.32 of the  registrant's
               Form 10-KSB for the year ended May 31, 1998). **

10.12          Asset Purchase  Agreement  dated February 26, 1999 between Roxxi,               *
               Inc. and Paramount Headwear,  Inc.  (incorporated by reference to
               Exhibit 2.1 of the registrant's Form 8-K dated March 22, 1999).

10.13          Asset Purchase Agreement dated March 11, 1999 between Roxxi, Inc.               *
               and Big Play, Inc.  (incorporated  by reference to Exhibit 2.2 of the registrant's Form 8-K dated March 22, 1999).

10.14          Guaranty by the Registrant dated March 11, 1999  (incorporated by               *
               reference to Exhibit 2.3 of the registrant's Form 8-K dated March
               22, 1999).

10.15          First  Amendment  to Amended  and  Restated  Credit and  Security               *
               Agreement and Waiver of Defaults between Royal Grip, Inc., Roxxi,
               Inc. and Norwest Business  Credit,  Inc. and  Acknowledgment  and
               Agreement  of  Guarantor  dated March 16, 1999  (incorporated  by reference to Exhibit  10.16 of the  registrant's  Form 10-KSB for the year ended May 31, 1999; the "1999 Form 10-KSB").

10.16          Second  Amendment to Credit and Security  Agreement and Waiver of               *
               Defaults  between Royal Grip, Inc.,  Roxxi,  Inc. and Wells Fargo
               Business Credit, Inc. (formerly known as Norwest Business Credit,
               Inc.) dated as of April 13, 1999  (incorporated  by  reference to
               Exhibit 10.17 of the 1999 Form 10-KSB).

10.17          Amendment to Credit and Security Agreement and Waiver of Defaults               *
               between FM Precision Golf Manufacturing  Corp., FM Precision Golf
               Sales Corp. and Wells Fargo Business Credit, Inc. (formerly known as Norwest  Business  Credit,  Inc.)  dated as of April 13,  1999
               (incorporated  by  reference  to  Exhibit  10.18 of the 1999 Form
               10-KSB).

10.18          Personal  Services  Agreement  entered into as of August 31, 1999               *
               between Danny Edwards and Royal Precision,  Inc. (incorporated by reference to Exhibit 10.1 of the  registrant's  Form 10-Q for the quarter ended August 31, 1999). **

10.19          Royal  Precision,  Inc.  Stock  Option Plan  (restated to reflect               *
               amendments  adopted by the Board of  Directors  on  November  30,
               1999)  (incorporated by reference to Exhibit 10.1 of the November
               1999 10-Q).

10.20          Second  Amendment  to Credit and  Security  Agreement  between FM               *
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and Wells Fargo  Business  Credit,  Inc.  dated November 10, 1999
               (incorporated  by reference to Exhibit 10.2 of the November  1999
               10-Q).

10.21          Third  Amendment  to Amended  and  Restated  Credit and  Security               *
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and Wells Fargo  Business  Credit,  Inc.  dated November 10, 1999
               (incorporated  by reference to Exhibit 10.3 of the November  1999
               10-Q).

10.22          Third  Amendment  to Credit  and  Security  Agreement  between FM               *
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and Wells  Fargo  Business  Credit,  Inc.,  dated  March 24, 2000
               (incorporated  by reference to Exhibit 10.1 of registrant's  Form
               10-Q for the quarter ended  February 29, 2000; the "February 2000
               10-Q").

                                                                                           PAGE IN
                                                                                         SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED COPY
-------                                                                                  -------------
10.23          Fourth  Amendment  to Amended and  Restated  Credit and  Security               *
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and Wells  Fargo  Business  Credit,  Inc.  dated  March 24,  2000
               (incorporated  by reference to Exhibit 10.2 of the February  2000
               10-Q).

10.24          Fourth  Amendment  to Credit and  Security  Agreement  between FM               *
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and  Wells  Fargo  Business  Credit,  Inc.  dated  August 3, 2000
               (incorporated  by reference to Exhibit 10.24 of the  registrant's
               Form 10-K for the year ended May 31, 2000; the "2000 Form 10-K").

10.25          Fifth  Amendment  to Amended  and  Restated  Credit and  Security               *
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and  Wells  Fargo  Business  Credit,  Inc.  dated  August 3, 2000
               (incorporated  by  reference  to  Exhibit  10.25 of the 2000 Form
               10-K.

10.26          Royal  Precision,  Inc.  Stock  Option Plan  (restated to reflect               *
               amendments approved by stockholders to increase shares covered by
               Plan)   (incorporated   by  reference  to  Exhibit  10.1  of  the
               registrant's Form 10-Q for the quarter ended August 31, 2000). **

10.27          Fifth  Amendment  to Credit  and  Security  Agreement  between FM
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and Wells Fargo  Business  Credit,  Inc.  dated  November 8, 2000
               (incorporated  by reference  to Exhibit 10.1 of the  registrant's
               Form 10-Q for the quarter ended  November 30, 2000; the "November
               2000 10-Q").

10.28          Sixth  Amendment  to Amended  and  Restated  Credit and  Security               *
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and Wells Fargo  Business  Credit,  Inc.  dated  November 8, 2000
               (incorporated  by reference to Exhibit 10.2 of the November  2000
               10-Q).

10.29          Revolving Subordinated Promissory Note from Royal Precision, Inc.               *
               to the Johnston  Family  Charitable  Remainder  Unitrust #3 dated
               December 7, 2000  (incorporated  by  reference to Exhibit 10.3 of the November 2000 10-Q).

10.30          Subordination  Agreement  dated  December 7, 2000 by the Johnston               *
               Family Charitable  Remainder Unitrust #3 for the benefit of Wells
               Fargo Business Credit, Inc. (incorporated by reference to Exhibit
               10.4 of the November 2000 10-Q).

10.31          Sixth  Amendment  to Credit  and  Security  Agreement  between FM               *
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and  Wells  Fargo  Business  Credit,  Inc.  dated  March 9,  2001
               (incorporated  by reference  to Exhibit 10.1 of the  registrant's
               Form 10-Q for the quarter ended  February 28, 2001; the "February
               2001 10-Q").

10.32          Seventh  Amendment  to Amended and  Restated  Credit and Security               *
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and  Wells  Fargo  Business  Credit,  Inc.  dated  March 9,  2001
               (incorporated  by reference to Exhibit 10.2 of the February  2001
               10-Q).

10.33          Amendment No. 1 to Revolving  Subordinated  Promissory  Note from               *
               Royal Precision, Inc. to the Johnston Family Charitable Remainder
               Unitrust #3 dated March 16, 2001  (incorporated  by  reference to
               Exhibit 10.3 of the February 2001 10-Q).

10.34          Amendment,  Assignment and Assumption of Lease  Agreement by Bell             41
               Sports,  Inc.,  Royal Grip,  Inc.  and Howard Lake Ranch,  L.L.C.
               dated April 27, 2001.

10.35          Seventh  Amendment  to Credit and Security  Agreement  between FM             46
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and Wells Fargo Business Credit, Inc. dated May 30, 2001.

                                                                                           PAGE IN
                                                                                         SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED COPY
-------                                                                                  -------------
10.36          Eighth  Amendment  to Amended and  Restated  Credit and  Security             57
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated May 30, 2001.

10.37          Amendment No. 1, dated July 11, 2001, to Agreement  between Royal             66
               Grip,  Inc.  and  Precision FM Japan,  Ltd.  dated July 12, 1991.

21             Subsidiaries of the Registrant.                                               67

(23)           Consents

23.1           Consent of Independent  Public  Accountants - Arthur Andersen LLP             68

(24)           Powers of Attorney

24.1           Powers of Attorney                                                            69

24.2           Certified  resolution  of the  Registrant's  Board  of  Directors             76
               authorizing  officers  and  directors  signing  on  behalf of the
               Company to sign pursuant to a power of attorney.

99.1           Private  Securities  Litigation  Reform  Act of 1995 safe  harbor             77
               compliance statement for forward-looking statements.

----------
*    Incorporated by reference.
**   Compensatory plan for executive officers and directors.

The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.