Form 10-Q
period 2001-08-31
ROYAL PRECISION INC
filed 2001-10-19
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of each class              Outstanding at October 19, 2001
           -------------------              -------------------------------
     Common Stock, par value $0.001                 5,681,711 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                           AUGUST 31,   MAY 31,
                                                             2001        2001
                                                           --------    --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                     $     60    $     33
  Accounts receivable, net of allowance for doubtful
    accounts of $170 and $187 at August 31, 2001
    and May 31, 2001, respectively                            1,902       4,988
  Inventories                                                 5,811       5,920
  Other current assets                                          135         215
  Deferred income taxes                                          --         224
                                                           --------    --------
      Total current assets                                    7,908      11,380
                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                          123         123
  Furniture, fixtures and office equipment                      615         614
  Buildings and improvements                                    955         955
  Machinery and equipment                                     5,802       5,733
  Equipment held for sale                                       106         120
  Construction in progress                                      477         371
                                                           --------    --------
                                                              8,078       7,916
  Less - Accumulated depreciation                            (2,125)     (1,912)
                                                           --------    --------
                                                              5,953       6,004
                                                           --------    --------

GOODWILL, net                                                 1,250       7,187
                                                           --------    --------

DEFERRED INCOME TAXES                                            --         582
                                                           --------    --------

OTHER ASSETS                                                     52          54
                                                           --------    --------
      Total assets                                         $ 15,163    $ 25,207
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                        $  5,755    $    768
  Accounts payable                                            1,752       1,534
  Accrued salaries and benefits                                 270         529
  Accrued pension liability                                     229         198
  Accrued environmental costs                                   248         272
  Other accrued expenses                                        363         360
                                                           --------    --------
      Total current liabilities                               8,617       3,661

LONG-TERM DEBT, net of current portion                           --       7,705
                                                           --------    --------
      Total liabilities                                       8,617      11,366
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 1,000,000
    shares authorized;  no shares issued                         --          --
  Common stock, $0.001 par value; 10,000,000
    shares authorized (increased to 15,000,000 on
    September 25, 2001); 5,681,711 shares issued
    and outstanding at August 31, 2001 and May 31, 2001           6           6
  Additional paid-in capital                                 13,977      13,977
  Accumulated deficit                                        (7,413)       (118)
  Accumulated other comprehensive loss                          (24)        (24)
                                                           --------    --------
      Total stockholders' equity                              6,546      13,841
                                                           --------    --------
      Total liabilities and stockholders' equity           $ 15,163    $ 25,207
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                          AUGUST 31,  AUGUST 31,
                                                            2001        2000
                                                          ---------   ---------
NET SALES:
  Golf club shafts                                         $ 5,858     $ 5,807
  Golf club grips                                              807       1,171
                                                           -------     -------
                                                             6,665       6,978
                                                           -------     -------
COST OF SALES:
  Golf club shafts                                           4,622       3,749
  Golf club grips                                              684         822
                                                           -------     -------
                                                             5,306       4,571
                                                           -------     -------

     Gross profit                                            1,359       2,407

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,755       1,982

AMORTIZATION OF GOODWILL                                        --         110

ENVIRONMENTAL COSTS                                             30          15
                                                           -------     -------

     Operating income (loss)                                  (426)        300

INTEREST EXPENSE                                               170         178

OTHER INCOME                                                    44          87
                                                           -------     -------

     Income (loss) before provision for income taxes          (552)        209

PROVISION FOR INCOME TAXES                                     806         104
                                                           -------     -------

     Income (loss) before cumulative effect of
       change in accounting principle                       (1,358)        105

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          5,937          --
                                                           -------     -------

     Net income (loss)                                     $(7,295)    $   105
                                                           =======     =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
     Income (loss) before cumulative effect of
       change in accounting principle                      $ (0.24)    $  0.02
     Cumulative effect of change in accounting principle     (1.04)         --
                                                           -------     -------
     Net income (loss)                                     $ (1.28)    $  0.02
                                                           =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED TO
  COMPUTE PER SHARE INFORMATION (IN THOUSANDS):
     BASIC                                                   5,682       5,679
                                                           =======     =======
     DILUTED                                                 5,682       5,861
                                                           =======     =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          AUGUST 31,  AUGUST 31,
                                                            2001        2000
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(7,295)    $   105
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                              213         250
    Increase in valuation allowance on deferred tax assets     806          --
    Impairment of goodwill                                   5,937          --
    (Gain) loss on retirement or sale of fixed assets           13          (3)
    Stock based compensation                                    --          28
    Increase (decrease) in cash resulting from a change
      in operating assets and liabilities --
      Accounts receivable, net                               3,086       2,069
      Inventories                                              109        (564)
      Other assets                                              82          66
      Accounts payable and accrued expenses                    (31)       (724)
                                                           -------     -------

      Net cash provided by operating activities              2,920       1,227
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of machinery and equipment                        (188)       (371)
  Proceeds from sale of fixed assets                            13          30
                                                           -------     -------

      Net cash used in investing activities                   (175)       (341)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of lines-of-credit, net                        (2,480)       (225)
  Repayments of long-term debt                                (238)       (227)
                                                           -------     -------

      Net cash used in financing activities                 (2,718)       (452)
                                                           -------     -------

INCREASE IN CASH                                                27         434

CASH, beginning of period                                       33          36
                                                           -------     -------

CASH, end of period                                        $    60     $   470
                                                           =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest                                               $   167     $   177
                                                           =======     =======
    Income taxes                                           $     2     $     1
                                                           =======     =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION --

     The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended May 31, 2001 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year.

     ORGANIZATION --

     The accompanying condensed consolidated financial statements include Royal Precision, Inc. ("RP") and its three wholly-owned subsidiaries (collectively the "Company"), which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG"). RP acquired RG on August 29, 1997 ("the RG Acquisition").

     BUSINESS --

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

2.   EARNINGS (LOSS) PER SHARE:

     The Company accounts for earnings (loss) per share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings
     (loss) per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options and warrants using the treasury stock method. Loss per share for the three months ended August 31, 2001 was not affected by outstanding options to acquire 1,502,000 shares of common stock because their effect was anti-dilutive. For the three months ended August 31, 2000, options to acquire 621,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the Company's common stock. The number of shares used in computing earnings (loss) per share for the three-month periods ended August 31, 2001 and 2000 were as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                  ----------------------
                                                  AUGUST 31,   AUGUST 31,
                                                    2001          2000
                                                   ------        ------
          Basic:
            Average common shares outstanding       5,682         5,679

          Diluted:
            Dilutive effect of stock options           --           182
                                                   ------        ------
            Average common shares outstanding       5,682         5,861
                                                   ======        ======

3.   NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the FASB issued SFAS No. 133 (as amended by SFAS Nos. 137 and
     138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS No. 133 on June 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or its financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS Nos. 141 and 142 on June 1, 2001.
     Note 9 provides additional discussion regarding the impact to the Company's financial statements as a result of adopting these statements.

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of August 31, 2001 and May 31, 2001 consisted of the following (in thousands):

                                         AUGUST 31, 2001    MAY 31, 2001
                                         ---------------    ------------
          Raw materials                      $  833            $  814
          Work-in-process                     1,542             1,215
          Finished goods                      3,436             3,891
                                             ------            ------
                                             $5,811            $5,920
                                             ======            ======

5.   BORROWING ARRANGEMENTS:

     The Company's primary borrowing arrangement consists of two bank credit facilities. Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and quarterly debt service coverage ratios, as defined. Due to the loss incurred during the three months ended August 31, 2001, the Company is not in compliance with several financial loan covenants and is in default of its credit facilities. Therefore, all amounts borrowed at August 31, 2001 are classified as current liabilities in the condensed consolidated balance sheet as of that date. The Company is currently negotiating with its lender to modify the FMP and RG credit facilities and to obtain waivers of the covenant violations. The Company believes that this financing agreement will be completed during the fiscal quarter ending November 30, 2001. Upon completion of the financing agreement and waiver of the covenant violations by the lender, the Company anticipates that $4,987,000 of the outstanding bank debt will be reclassified from a current obligation to long-term debt. Failure by the Company to obtain the necessary waivers of financial loan covenant defaults could have a material adverse effect on the Company's financial condition and results of operations.

     FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of the first FMP term loan ("FMP Term 1") of $2,577,000 at August 31, 2001 is due in monthly principal installments of $46,850 plus interest until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") of $380,000 at August 31, 2001 is due in monthly principal installments of $6,667 plus interest until its maturity in September 2004. The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing base of $6,500,000. Beginning on November 1 of each year, a seasonal over-advance of $500,000 is available until May 31 of the following year. As of August 31, 2001, FMP had $2,550,000 outstanding under its revolving line-of-credit and $424,000 available for additional borrowings. The FMP line-of-credit expires in September 2004.

     RG's bank credit facility consists of a term loan and a revolving line-of-credit. The RG term loan of $190,000 at August 31, 2001 is due in monthly principal installments of $10,500 plus interest until it is paid off in July 2003. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1,500,000. As of August 31, 2001, RG had $58,000 outstanding under its revolving line-of-credit and $475,000 available for additional borrowings. The RG line-of-credit expires in September 2004.

     Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (6.5% at August 31, 2001) plus 2.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 2.75%. Borrowings under the FMP seasonal over-advance bear interest at a rate per annum equal to the prime rate plus 4.25%.

     In October 2001, the Company secured a commitment of additional financing from the Johnston Family Charitable Foundation ("Johnston Foundation") with agreement on terms of a subordinated promissory note ("Subordinated Note") in the amount of $1,250,000. The Company anticipates that execution of the Subordinated Note and funding of $1,000,000 will occur during the fiscal quarter ending November 30, 2001 upon approval of the transaction by the Company's bank lender. The Company anticipates that an additional funding of the Subordinated Note in the amount of $250,000 will be received prior to December 31, 2001. The Subordinated Note bears interest at a fixed annual rate of 13%, is due 12 months after funding and is subordinate to both the FMP and RG bank credit facilities. Upon funding, the Johnston Foundation will receive warrants to purchase 300,000 shares of RP common stock at a price of $0.25 per share. Additionally, the Johnston Foundation will have an option to convert the indebtedness into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that is not repaid in full on or before the maturity date. Until stockholder approval, the Johnston Foundation may only exercise its warrants and the conversion option up to an aggregate of 25,000 shares. The Company anticipates presenting this transaction to stockholders for approval no later than the next annual meeting of stockholders scheduled for September 2002. The Company intends to use the proceeds from this financing agreement for working capital to support the ongoing operations of the Company and to fund the cost of the corporate restructuring discussed in Note 10. Richard P. Johnston, a director and the CEO and Chairman of the Board of the Company, and Kenneth J. Warren, a director and secretary and general counsel of the Company, are members of the Board of Trustees of the Johnston Foundation, and David E. Johnston, a director of the Company, is President of the Johnston Foundation.

6.   INFORMATION ON SEGMENTS:

     The Company has two reportable segments: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended May 31, 2001. The Company evaluates the performance of these segments based on segment operating income or loss and cash flows. The Company allocates certain administrative expenses to segments. The amounts in this illustration are the amounts in reports used by the chief operating officer (in thousands):

                                                      THREE MONTHS ENDED
                                                        AUGUST 31, 2001
                                                 -----------------------------
                                                GOLF CLUB  GOLF CLUB
                                                 SHAFTS      GRIPS      TOTAL
                                                 -------    -------    -------
     Net sales                                   $ 5,858    $   807    $ 6,665
     Operating loss                                 (217)      (209)      (426)
     Depreciation                                    157         56        213
     Interest expense                                155         15        170

     Total assets for reportable segments        $11,721    $ 9,347    $21,068
     Elimination of investment in subsidiaries                          (5,905)
                                                                       -------
     Consolidated total assets                                         $15,163
                                                                       =======

                                                      THREE MONTHS ENDED
                                                        AUGUST 31, 2000
                                                 -----------------------------
                                                GOLF CLUB  GOLF CLUB
                                                  SHAFTS     GRIPS      TOTAL
                                                 -------    -------    -------
     Net sales                                   $ 5,807    $ 1,171    $ 6,978
     Operating income                                239         61        300
     Depreciation and amortization                   128        122        250
     Interest expense                                164         14        178

     Total assets for reportable segments        $12,925    $16,990    $29,915
     Elimination of investment in subsidiaries                          (6,016)
                                                                       -------
     Consolidated total assets                                         $23,899
                                                                       =======

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

     Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA has performed site assessments and taken samples from the property of the FMP plant. The Company anticipates that a report from the EPA with the results of this work will be received prior to April 2002. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if the EPA identifies any environmental issues, they would be issues that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant. The Company submitted its response to the NOV in December 2000 and, in April 2001, the Company received a draft consent order from the DEP related to this matter. The Company is currently negotiating with the DEP prior to entering into a final consent order. The Company does not anticipate, however, that the conditions of the draft consent order will be significantly modified. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of $206,000, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be reduced, diverted to another source or eliminated entirely. Management believes it is possible that the proposed civil penalty will be slightly reduced when the final consent order is executed. A provision for the proposed civil penalty was recorded in the amount of $150,000 during the fiscal year ended May 31, 2001. Management believes that significant future capital expenditures in excess of $300,000 may be made at the FMP plant during the fiscal year ending May 31, 2002 to comply with the terms of the consent order.

     Environmental costs related to the various matters discussed above totaled $30,000 and $15,000 during the three-month periods ended August 31, 2001 and 2000, respectively.

8.   VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:

     As of May 31, 2001, the Company had recorded deferred tax assets of $806,000 net of a valuation allowance of $1,745,000. Due to the loss incurred during the three months ended August 31, 2001 and the additional costs anticipated for a corporate restructuring (see Note 10), it is unlikely that the Company will generate positive taxable income during the fiscal year ending May 31, 2002. Therefore, the valuation allowance has been increased to fully offset the recorded deferred tax assets based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. This increase in the valuation allowance on deferred tax assets is reflected as a provision for income taxes of $806,000 during the three months ended August 31, 2001 in the accompanying condensed consolidated statement of operations.

9.   ACCOUNTING FOR GOODWILL:

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No. 142 during its quarter ended August 31, 2001. Therefore, amortization of goodwill was suspended effective June 1, 2001. The following table presents the pro-forma financial results for the three months ended August 31, 2000 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

          Reported net income                                  $   105
          Add back amortization of goodwill                        110
                                                               -------
          Adjusted net income                                  $   215
                                                               =======

          Reported basic and diluted net income per share      $  0.02
          Add back goodwill amortization per share                0.02
                                                               -------
          Adjusted basic and diluted net income per share      $  0.04
                                                               =======

     In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment as of June 1, 2001. Goodwill of $10,418,000 had been recorded in conjunction with the RG Acquisition. This balance was subsequently reduced by $1,392,000 due to utilization of pre-acquisition net operating loss carryforwards and by amortization expense totaling $1,839,000. Goodwill was assigned to the Company's golf club grip business segment. A fair value measurement of the grip segment was computed by applying a market multiple to the projected segment cash flows. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $1,250,000 was calculated for the segment which was lower than recorded goodwill of $7,187,000. Therefore, an impairment of goodwill was recorded in the amount of $5,937,000 which is reflected as the cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the three months ended August 31, 2001. The income tax effect of this change in accounting principle was $0.

     The recorded impairment loss is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS No.
     142. The following table provides a reconciliation of the recorded goodwill during the period from May 31, 2001 to August 31, 2001 (in thousands):

          Balance as of May 31, 2001                          $ 7,187
          Impairment loss recorded                             (5,937)
                                                              -------
          Balance as of August 31, 2001                       $ 1,250
                                                              =======

10.  CORPORATE RESTRUCTURING:

     In September 2001, the Company's board of directors approved a restructuring plan designed to streamline operations and reduce expenses. The restructuring plan includes staff reductions and anticipates a decrease in operating expenses resulting from the consolidation of the existing corporate headquarters leased in Scottsdale, Arizona to the manufacturing facility which the Company owns in Torrington, Connecticut. The Company expects to incur expenses of approximately $1,100,000 related to the restructuring during the current fiscal year. The Company estimates that costs totaling $800,000 will be expensed during the fiscal quarter ending November 30, 2001, for severance and retention bonuses payable to terminated employees, lease termination costs, employee hiring, travel and training, and modification of stock options held by terminated employees. An estimated $300,000 additional expense is anticipated to be recorded during the fiscal quarter ending February 28, 2002 for employee relocation, hiring, training, and travel. Approximately 25 individuals who perform administrative, sales, marketing, customer service and accounting functions are currently employed at the Company's corporate headquarters. The affected employees are entitled to receive severance benefits pursuant to established severance policies or by governmentally mandated labor regulations. The Company estimates that the restructuring will provide annualized savings in excess of $1,000,000 subsequent to the completion of all phases of the plan.

11.  AUTHORIZED SHARES OF COMMON STOCK:

     The Company's annual meeting of stockholders was held on September 25, 2001. At the meeting, stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 10,000,000 to 15,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS --

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Such statements include, but are not limited to, statements concerning the Company's future results from operations; the adequacy of existing capital resources and credit lines; the ability to modify the terms of existing credit facilities and to obtain additional financing; anticipated future customer orders; anticipated future capital expenditures; anticipated costs of environmental matters at our manufacturing facilities and expectations regarding future environmental reports; our ability to generate sufficient cash flow from operations to repay indebtedness and fund operations; and expectations regarding the costs and benefits of our restructuring plan. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are based on the current beliefs and expectations of the Company's management and are subject to significant risks, uncertainties and other factors, which may cause actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect the Company's results and cause them to be materially different from those contained in the forward-looking statements include: uncertainties relating to general economic conditions; the Company's dependence on discretionary consumer spending; the Company's dependence on demand from original equipment manufacturers ("OEMs"); the Company's dependence on international sales; the cost and availability of raw materials; the timeliness and market acceptance of the Company's new product introductions; the competitive environment in which the Company operates;

seasonality of sales, which results in fluctuations in operating results; the Company's ability to protect its intellectual property rights; the Company's reliance on third party suppliers; changes in the financial markets relating to the Company's capital structure and cost of capital; increased costs related to environmental regulations and/or the failure of third parties to fulfill their indemnification and remediation obligations to the Company; work stoppages or slowdowns; the Company's limited operating history; the Company's ability to successfully launch new products; the willingness of our lender to modify the terms of existing credit facilities; the willingness of certain terminated employees to continue with the Company through the restructuring; the continued listing of the Company's stock on the Nasdaq National Market and other factors that management is currently unable to identify or quantify, but may arise or become known in the future. A discussion of these and other factors that could cause the Company's results to differ materially from those described in the forward-looking statements can be found in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the period ended May 31, 2001.

OVERVIEW --

Royal Precision, Inc. ("RP") is a holding company which carries on its business operations through its three wholly-owned subsidiaries (collectively the "Company"), which are FM Precision Golf Manufacturing Corp. ("FMP"), FM Precision Golf Sales Corp. ("FMP Sales"), and Royal Grip, Inc. ("RG").

The Company designs, manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to OEMs and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, Europe and Canada.

The Company principally operates in the golf equipment industry which has historically been seasonal in nature with consumer demand for product being the strongest during the spring and summer months.

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2000 --

NET SALES. Net sales for the three months ended August 31, 2001 were $6,665,000, a decrease of $313,000 or 4% from net sales of $6,978,000 during the corresponding period in 2000. Net sales of golf club shafts increased by $51,000 or 1% and net sales of golf club grips decreased by $364,000 or 31%. Sales of grips to the Company's exclusive Japanese distributor declined $314,000 or 34%. The Japanese distributor has experienced a decline in business which it attributes to the slow general economic conditions in Asia and reduced orders from certain of its Japanese OEM customers.

COST OF SALES. Cost of goods sold for the three months ended August 31, 2001 was $5,306,000, an increase of $735,000 or 16% over cost of goods sold of $4,571,000 during the corresponding period in 2000. The cost of golf club shaft sales increased by $873,000 or 23%. This increase primarily reflects reduced production at the Company's manufacturing facility in reaction to declining demand from several significant customers. Production during the three months ended August 31, 2001 was reduced approximately 25% compared to the same period last year. The lower production resulted in fixed manufacturing costs being spread over a decreased number of units and a higher unit cost basis for the shafts manufactured. The cost of golf club grip sales decreased by $138,000 or 17% primarily as a result of lower total net sales.

GROSS PROFIT. Gross profit for the three months ended August 31, 2001 was $1,359,000, a decrease of $1,048,000 or 44% from gross profit of $2,407,000 during the corresponding period in 2000. Gross profit from sales of golf club shafts decreased by $822,000 or 40% to $1,236,000 primarily due to a higher cost of units produced resulting from lower absorption of fixed manufacturing costs. Additionally, the mix of products sold during the three months ended August 31, 2001 was weighted more heavily toward lower priced, commercial grade shafts than the comparable period of the prior year. Average shaft selling prices declined approximately 5% as a result in this change in mix. Expressed as a percentage of sales, the gross profit on sales of golf club shafts decreased from 35% to 21%. Gross profit from sales of golf club grips decreased by $226,000 or 65% to $123,000 due primarily to the decline in total net sales. Expressed as a percentage of sales, the gross profit on sales of golf club grips decreased from 30% to 15%. This decline in margin is also attributable to fixed overhead costs being spread over lower unit sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended August 31, 2001 were
$1,755,000, a decrease of $227,000 or 11% from selling, general and administrative expenses of $1,982,000 during the corresponding period in 2000. The decrease is primarily attributable to reduced spending on television and print advertising. Expressed as a percentage of sales, selling, general and administrative expenses declined from 28% during the three months ended August 31, 2000 to 26% in 2001.

AMORTIZATION OF GOODWILL. As discussed in Note 9 to the condensed consolidated financial statements, the Company adopted SFAS No. 142 effective June 1, 2001 and eliminated amortization expense as of that date. Amortization expense during the three months ended August 31, 2000 was $110,000.

ENVIRONMENTAL COSTS. Costs related to various environmental matters were $30,000 and $15,000 for the three-month periods August 31, 2001, and 2000, respectively (see Note 7 to the condensed consolidated financial statements).

INTEREST EXPENSE. Interest expense was consistent at $170,000 and $178,000 during the three-month periods ended August 31, 2001 and 2000, respectively.

OTHER INCOME. Other income of $44,000 and $87,000 for the three-month periods ended August 31, 2001 and 2000, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technologies and products. The royalty stream on one headwear contract expired in May 2001 which resulted in a decrease in reported income during the three months ended August 31, 2001.

PROVISION FOR INCOME TAXES. A tax provision of $104,000 was recorded on income during the three months ended August 31, 2000. Taxes were provided based on the estimated effective tax rate for the year which considered the effect of nondeductible goodwill amortization. As discussed in Note 8 to the condensed consolidated financial statements, the valuation allowance on deferred tax assets was increased to fully reserve the recorded tax assets during the three months ended August 31, 2001 based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. This increase in the valuation allowance resulted in a provision for income taxes of $806,000 during the three months ended August 31, 2001.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As discussed in Note 9 to the condensed consolidated financial statements, the Company adopted SFAS No. 142 effective June 1, 2001. In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment under the newly established guidelines. A charge in the amount of $5,937,000 was recorded for the calculated impairment which is reflected as the cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the three months ended August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES --

At August 31, 2001, the Company had a negative working capital of $709,000 and a current ratio of 0.9 to 1 as compared to working capital of $7,719,000 and a current ratio of 3.1 to 1 at May 31, 2001. This decline in working capital is primarily the result of a reclassification of $4,987,000 in long-term debt to current liabilities due to various loan covenant violations discussed below.

The Company's primary borrowing arrangement consists of two bank credit facilities. Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends and require the maintenance of minimum monthly and quarterly earnings and quarterly debt service coverage ratios, as defined. Due to the loss incurred during the three months ended August 31, 2001, the Company is not in compliance with several financial loan covenants and is in default of its credit facilities. Therefore, all amounts borrowed at August 31, 2001 are classified as current liabilities in the condensed consolidated balance sheet as of that date. The Company is currently negotiating with its lender to modify the FMP and RG credit facilities and to obtain waivers of the covenant violations. The Company believes that this financing agreement will be completed during the fiscal quarter ending November 30, 2001. Upon completion of the financing agreement and waiver of the covenant violations by the lender, the Company anticipates that $4,987,000 of the outstanding bank debt will be reclassified from a current obligation to long-term debt. Failure by the Company to obtain the necessary waivers of financial loan covenant defaults could have a material adverse effect on the Company's financial condition and results of operations.

FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of the first FMP term loan ("FMP Term 1") of $2,577,000 at August 31, 2001 is due in monthly principal installments of $46,850 plus interest until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") of

$380,000 at August 31, 2001 is due in monthly principal installments of $6,667 plus interest until its maturity in September 2004. The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing base of $6,500,000. Beginning on November 1 of each year, a seasonal over-advance of $500,000 is available until May 31 of the following year. As of August 31, 2001, FMP had $2,550,000 outstanding under its revolving line-of-credit and $424,000 available for additional borrowings. The FMP line-of-credit expires in September 2004.

RG's bank credit facility consists of a term loan and a revolving line-of-credit. The RG term loan of $190,000 at August 31, 2001 is due in monthly principal installments of $10,500 plus interest until it is paid off in July 2003. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1,500,000. As of August 31, 2001, RG had $58,000 outstanding under its revolving line-of-credit and $475,000 available for additional borrowings. The RG line-of-credit expires in September 2004.

Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (6.5% at August 31, 2001) plus 2.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 2.75%. Borrowings under the FMP seasonal over-advance bear interest at a rate per annum equal to the prime rate plus 4.25%.

In October 2001, the Company secured a commitment of additional financing from the Johnston Family Charitable Foundation ("Johnston Foundation") with agreement on terms of a subordinated promissory note ("Subordinated Note") in the amount of $1,250,000. The Company anticipates that execution of the Subordinated Note and funding of $1,000,000 will occur during the fiscal quarter ending November 30, 2001 upon approval of the transaction by the Company's bank lender. The Company anticipates that an additional funding of the Subordinated Note in the amount of $250,000 will be received prior to December 31, 2001. The Subordinated Note bears interest at a fixed annual rate of 13%, is due 12 months after funding and is subordinate to both the FMP and RG bank credit facilities. Upon funding, the Johnston Foundation will receive warrants to purchase 300,000 shares of RP common stock at a price of $0.25 per share. Additionally, the Johnston Foundation will have an option to convert the indebtedness into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that is not repaid in full on or before the maturity date. Until stockholder approval, the Johnston Foundation may only exercise its warrants and the conversion option up to an aggregate of 25,000 shares. The Company anticipates presenting this transaction to stockholders for approval no later than the next annual meeting of stockholders scheduled for September 2002. The Company intends to use the proceeds from this financing agreement for working capital to support the ongoing operations of the Company and to fund the cost of the corporate restructuring discussed in Note
10. Richard P. Johnston, a director and the CEO and Chairman of the Board of the Company, and Kenneth J. Warren, a director and secretary and general counsel of the Company, are members of the Board of Trustees of the Johnston Foundation, and David E. Johnston, a director of the Company, is President of the Johnston Foundation.

The Company believes that its existing capital resources and credit lines available, together with the anticipated funding of additional subordinated debt of $1,250,000, are sufficient to fund its operations and capital requirements of current business segments as presently planned over the next twelve months.

In September 2001, the Company received notification from the Nasdaq Stock Market ("Nasdaq") that the Company's common stock had failed to maintain a minimum market value of public float of $5,000,000 over the preceding 30 consecutive trading days. The Company was given 90 days to regain compliance with this continued listing requirement of the Nasdaq National Market. In October 2001, the Company was advised that the Nasdaq had implemented a moratorium on the market value of public float requirement until January 2, 2002. There is not sufficient information at this time to determine what action, if any, the Nasdaq will pursue subsequent to January 2, 2002 and what effect, if any, it may have on the Company's financial condition and results of operations. Should the Company's common stock continue to fall below the minimum market value of public float requirement for continued listing on the Nasdaq National Market, the Company will consider all available options which may include applying for listing on the Nasdaq SmallCap Market.

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

Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). In November 2000 and April 2001, a contractor for the EPA performed site assessments and took samples from the property of the FMP plant. The Company anticipates that a report from the EPA with the results of this work will be received prior to April 2002. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if the EPA identifies any environmental issues, they would be issues that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples during the period from January 2000 to September 2000 were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant. The Company submitted its response to the NOV in December 2000 and, in April 2001, the Company received a draft consent order from the DEP related to this matter. The Company is currently negotiating with the DEP prior to entering into a final consent order. The Company does not anticipate, however, that the conditions of the draft consent order will be significantly modified. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of $206,000, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be reduced, diverted to another source or eliminated entirely. Management believes it is possible that the proposed civil penalty will be slightly reduced when the final consent order is executed. A provision for the proposed civil penalty was recorded in the amount of $150,000 during the fiscal year ended May 31, 2001. Management believes that significant future capital expenditures in excess of $300,000 may be made at the FMP plant during the fiscal year ending May 31, 2002 to comply with the terms of the consent order.

Environmental  costs  related to the various  matters  discussed  above  totaled
$30,000 and $15,000 during the three-month periods ended August 31, 2001 and 2000, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUANTITATIVE INFORMATION REGARDING MARKET RISK.

At August 31, 2001, the Company did not participate in any market risk sensitive financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

QUALITATIVE INFORMATION REGARDING MARKET RISK.

The Company's primary market risk exposure relates to its variable rate debt obligations that are described in Note 5 to the condensed consolidated financial statements. A one percent change in the prime lending rate would have an effect of approximately $18,000 on interest expense for the three months ended August 31, 2001.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Due to the loss incurred during the three months ended August 31, 2001, the Company is not in compliance with several financial loan covenants and is in default of its bank credit facilities. These covenant violations include covenants requiring the maintenance of minimum monthly and quarterly earnings and minimum quarterly debt service coverage ratios, as defined. These covenant violations impact all of the Company's outstanding term loans and lines-of-credit which, in the aggregate, totaled $5,755,000 at August 31, 2001. Therefore, all amounts borrowed at August 31, 2001 are classified as current liabilities in the consolidated balance sheet as of that date. The Company is currently negotiating with its lender to modify the credit facilities and to obtain waivers of the covenant violations. The Company believes that this financing agreement will be completed during the fiscal quarter ending November 30, 2001. Upon completion of the financing agreement and waiver of the covenant violations by the lender, the Company anticipates that $4,987,000 of the outstanding bank debt will be reclassified from a current obligation to long-term debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The annual meeting of stockholders was held on September 25, 2001.

     (b) Richard P. Johnston, Charles S. Mechem, Jr. and Christopher A. Johnston were elected as directors, each to serve a term of three years. Other directors whose terms of office continued after the annual meeting are David E. Johnston, Kenneth J. Warren, Raymond J. Minella and Thomas A. Schneider. Mr. Schneider subsequently resigned as a director and officer of the Company and John C. Lauchnor was elected by the board as a director and officer.

     (c) The only matters voted on at the annual meeting were the election of directors and approval of an amendment to the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 10,000,000 to 15,000,000. Results of the voting were as follows:

     Total number of shares entitled to vote present or represented at the annual meeting: 5,356,968

     Election of Directors:
                                                For       Authority Withheld
                                             ---------    ------------------
          Richard P. Johnston                5,354,901          2,067
          Charles S. Mechem, Jr.             5,354,901          2,067
          Christopher A. Johnston            5,354,901          2,067

     Approval of amendment to Amended and Restated Certificate of Incorporation:

                                        For         Against       Abstain
                                     ---------      -------       -------
                                     5,354,776       1,475          717

     (d) Not applicable.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     (3) Certificate of Incorporation and Bylaws

     Exhibit 3.1. Amended and Restated Certificate of Incorporation of Royal Precision, Inc. (restated to reflect amendment filed with the Secretary of State of Delaware on September 28, 2001).

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

     (10) Material Contracts

     Exhibit 10.1. Agreement to Terminate Employment with Thomas A. Schneider dated as of October 1, 2001.

     Exhibit 10.2. Executive Employment Agreement with John Lauchnor dated as of September 1, 2001.

     (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Registrant during the quarter ended August 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROYAL PRECISION, INC.


Date October 19, 2001                By /s/ John C. Lauchnor
     ----------------                   ----------------------------------------
                                        John C. Lauchnor, President
                                        (duly authorized officer)


                                     By /s/ Kevin L. Neill
                                        ----------------------------------------
                                        Kevin L. Neill, Vice President - Finance
                                        (chief financial officer)

                                  EXHIBIT INDEX

                                                                       PAGE IN
                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT                                                                 COPY
-------                                                                 ----

3.1       Amended and Restated  Certificate of  Incorporation  of        19
          Royal Precision, Inc. (restated to reflect amendment filed with the Secretary of State of Delaware on September 28, 2001).

3.2       Bylaws  of  Royal  Precision,   Inc.  (incorporated  by         *
          reference to Exhibit 3.2 to the Company's Form S-4; No.
          333-28841 (the "Form S-4")).

4.1       See  Articles  FOUR,  FIVE and SEVEN of the Amended and         *
          Restated Certificate of Incorporation of the registrant at Exhibit 3.1.

4.2       See Article I,  Sections  2.1 and 2.2 of Article II and         *
          Section  7.3 of  Article  VII of the  Bylaws  of  Royal
          Precision,  Inc.  (incorporated by reference to Exhibit
          3.2 to the Form S-4).

10.1      Agreement  to  Terminate   Employment  with  Thomas  A.        25
          Schneider dated as of October 1, 2001.

10.2      Executive Employment Agreement with John Lauchnor dated        28
          as of September 1, 2001.


* Incorporated by reference