Form 10-Q
period 2001-11-30
ROYAL PRECISION INC
filed 2002-01-11
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended November 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to _________.


                         Commission File Number: 0-22889


                              ROYAL PRECISION, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                                       06-1453896
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)


  535 Migeon Avenue, Torrington, Connecticut                       06790
(Address of Current Principal Executive Offices)             (Current Zip code)


                                 (860) 489-9254
              (Registrant's Telephone Number, Including Area Code)


15170 North Hayden Road, Suite 1, Scottsdale, Arizona               85260
   (Address of Former Principal Executive Offices)             (Former Zip code)


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

    Title of each class                          Outstanding at January 10, 2002
    -------------------                          -------------------------------
Common Stock, par value $0.001                           5,681,711 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                               NOVEMBER 30,    MAY 31,
                                                                                  2001          2001
                                                                                --------      --------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                          $     24      $     33
  Accounts receivable, net of allowance for doubtful accounts of
    $185 and $187 at November 30, 2001 and May 31, 2001, respectively              2,412         4,988
  Inventories                                                                      6,099         5,920
  Other current assets                                                               144           215
  Deferred income taxes                                                               --           224
                                                                                --------      --------
       Total current assets                                                        8,679        11,380
                                                                                --------      --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                               123           123
  Furniture, fixtures and office equipment                                           610           614
  Buildings and improvements                                                         955           955
  Machinery and equipment                                                          5,769         5,733
  Equipment held for sale                                                            106           120
  Construction in progress                                                           549           371
                                                                                --------      --------
                                                                                   8,112         7,916
  Less - Accumulated depreciation                                                 (2,247)       (1,912)
                                                                                --------      --------
                                                                                   5,865         6,004
                                                                                --------      --------

GOODWILL, net                                                                      1,250         7,187
                                                                                --------      --------

DEFERRED INCOME TAXES                                                                 --           582
                                                                                --------      --------

OTHER ASSETS                                                                          60            54
                                                                                --------      --------
       Total assets                                                             $ 15,854      $ 25,207
                                                                                ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  1,550      $  1,534
  Current portion of long-term debt                                                  768           768
  Subordinated debt, net of discount of $398                                         602            --
  Accrued salaries and benefits                                                      330           529
  Accrued restructuring costs                                                        759            --
  Accrued pension liability                                                          151           198
  Accrued environmental costs                                                        242           272
  Other accrued expenses                                                             439           360
                                                                                --------      --------
       Total current liabilities                                                   4,841         3,661

LONG-TERM DEBT, net of current portion                                             5,802         7,705
                                                                                --------      --------
       Total liabilities                                                          10,643        11,366
                                                                                --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 1,000,000 shares
    authorized; no shares issued                                                      --            --
  Common stock, $0.001 par value; 15,000,000 shares authorized
    (increased from 10,000,000 on September 25, 2001); 5,681,711
    shares issued and outstanding at November 30, 2001 and May 31, 2001                6             6
  Additional paid-in capital                                                      14,433        13,977
  Accumulated deficit                                                             (9,204)         (118)
  Accumulated other comprehensive loss                                               (24)          (24)
                                                                                --------      --------
       Total stockholders' equity                                                  5,211        13,841
                                                                                --------      --------
       Total liabilities and stockholders' equity                               $ 15,854      $ 25,207
                                                                                ========      ========

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          ---------------------------  --------------------------
                                                                          NOVEMBER 30,   NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30,
                                                                              2001          2000          2001          2000
                                                                            --------      --------      --------      --------
NET SALES:
  Golf club shafts                                                          $  3,786      $  4,757      $  9,644      $ 10,564
  Golf club grips                                                                689           735         1,496         1,906
                                                                            --------      --------      --------      --------
                                                                               4,475         5,492        11,140        12,470
                                                                            --------      --------      --------      --------
COST OF SALES:
  Golf club shafts                                                             3,237         4,203         7,859         7,952
  Golf club grips                                                                575           649         1,259         1,471
                                                                            --------      --------      --------      --------
                                                                               3,812         4,852         9,118         9,423
                                                                            --------      --------      --------      --------

      Gross profit                                                               663           640         2,022         3,047

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   1,352         1,604         3,107         3,586

ENVIRONMENTAL COSTS                                                               15           140            45           155

RESTRUCTURING COSTS                                                              887            --           887            --

NONRECURRING EXPENSES                                                             --           556            --           556

AMORTIZATION OF GOODWILL                                                          --           111            --           221
                                                                            --------      --------      --------      --------

      Operating loss                                                          (1,591)       (1,771)       (2,017)       (1,471)
                                                                            --------      --------      --------      --------
INTEREST EXPENSE:
  Cash interest payable                                                          178           185           348           363
  Non-cash accretion of discount on subordinated debt                             35            --            35            --
                                                                            --------      --------      --------      --------
                                                                                 213           185           383           363
                                                                            --------      --------      --------      --------

OTHER INCOME                                                                      13            78            57           165
                                                                            --------      --------      --------      --------

     Loss before provision for (benefit from) income taxes                    (1,791)       (1,878)       (2,343)       (1,669)

PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 10)                               --          (676)          806          (572)
                                                                            --------      --------      --------      --------
     Loss before cumulative effect of change in accounting
        principle                                                             (1,791)       (1,202)       (3,149)       (1,097)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               --            --         5,937            --
                                                                            --------      --------      --------      --------

      Net loss                                                              $ (1,791)     $ (1,202)     $ (9,086)     $ (1,097)
                                                                            ========      ========      ========      ========
BASIC AND DILUTED LOSS PER SHARE:
     Loss before cumulative effect of change in accounting
        principle                                                           $  (0.32)     $  (0.21)     $  (0.55)     $  (0.19)
     Cumulative effect of change in accounting principle                          --            --         (1.05)           --
                                                                            --------      --------      --------      --------
      Net loss                                                              $  (0.32)     $  (0.21)     $  (1.60)     $  (0.19)
                                                                            ========      ========      ========      ========
WEIGHTED AVERAGE  NUMBER OF COMMON SHARES USED TO COMPUTE
  PER SHARE INFORMATION (IN THOUSANDS):
     BASIC                                                                     5,682         5,679         5,682         5,679
                                                                            ========      ========      ========      ========
     DILUTED                                                                   5,682         5,679         5,682         5,679
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                     SIX MONTHS ENDED
                                                                ---------------------------
                                                                NOVEMBER 30,   NOVEMBER 30,
                                                                    2001          2000
                                                                  -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(9,086)       $(1,097)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
   Depreciation and amortization                                      427            513
   Increase in valuation allowance on deferred tax assets             806             --
   Deferred income taxes                                               --           (570)
   Accretion of discount on subordinated debt                          35             --
   Impairment of goodwill                                           5,937             --
   (Gain) loss on retirement or sale of fixed assets                    7             (3)
   Stock based compensation                                            23             35
   Write-down of equipment and inventories                             --            954
   Increase (decrease) in cash resulting from a change in
    operating assets and liabilities--
     Accounts receivable, net                                       2,576          1,967
     Inventories                                                     (179)        (1,848)
     Other assets                                                      65             68
     Accounts payable and accrued expenses                            578           (334)
                                                                  -------        -------

       Net cash provided by (used in) operating activities          1,189           (315)
                                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of machinery and equipment                               (317)          (585)
  Proceeds from sale of fixed assets                                   22             30
                                                                  -------        -------

       Net cash used in investing activities                         (295)          (555)
                                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under lines-of-credit, net               (1,473)         1,381
  Proceeds from issuance of subordinated debt and warrant           1,000             --
  Repayments of long-term debt                                       (430)          (453)
                                                                  -------        -------

       Net cash provided by (used in) financing activities           (903)           928
                                                                  -------        -------

INCREASE (DECREASE) IN CASH                                            (9)            58

CASH, beginning of period                                              33             36
                                                                  -------        -------

CASH, end of period                                               $    24        $    94
                                                                  =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--
    Interest                                                      $   398        $   352
                                                                  =======        =======
    Income taxes                                                  $    --        $     1
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

2.   EARNINGS (LOSS) PER SHARE:

     The Company accounts for earnings (loss) per share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings
     (loss)  per  share are based on the  weighted  average  number of shares of common stock outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options and warrants using the treasury stock method. Loss per share for the three and six-month periods ended November 30, 2001 was not affected by outstanding options and warrants to acquire 2,119,000 shares of common stock because their effect was anti-dilutive. Loss per share for the three and six-month periods ended November 30, 2000 was not affected by outstanding options and warrants to acquire 1,339,000 shares of common stock because their effect was anti-dilutive. The number of shares used in computing loss per share for the three and six-month periods ended November 30, 2001 and 2000 were as follows (in thousands):

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                 2001           2000           2001           2000
                                                -----          -----          -----          -----
Basic:
  Average common shares outstanding             5,682          5,679          5,682          5,679

Diluted:
  Dilutive effect of stock options
    and warrants                                   --             --             --             --
                                                -----          -----          -----          -----
       Average common shares outstanding        5,682          5,679          5,682          5,679
                                                =====          =====          =====          =====

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS Nos. 141 and 142 on June 1, 2001.
     Note 11 provides additional discussion regarding the impact to the Company's financial statements as a result of adopting these statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
     Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 modifies the method in which companies account for certain asset impairment losses. The Company will be required to adopt SFAS No. 144 on June 1, 2002. Management does not believe the adoption of SFAS No. 144 will have a material impact on the Company's financial statements.

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of November 30, 2001 and May 31, 2001 consisted of the following (in thousands):

                                             NOVEMBER 30, 2001      MAY 31, 2001
                                             -----------------      ------------
     Raw materials                               $     668            $     814
     Work-in-process                                 1,747                1,215
     Finished goods                                  3,684                3,891
                                                 ---------            ---------
                                                 $   6,099            $   5,920
                                                 =========            =========

     During the three months ended November 30, 2000, the Company recorded write-downs totaling $477,000 to reduce the carrying value of certain steel golf club shafts and golf club grips finished goods inventories to estimated net realizable value. These write-downs are reflected as a component of cost of sales in the statements of operations for the three and six-month periods ended November 30, 2000.

5.   EQUIPMENT WRITE-DOWNS:

     During the three months ended November 30, 2000, the Company recorded an impairment write-down of $360,000 on equipment held for sale, which represents rubber injection presses previously used to manufacture the Company's golf club grips. Also during the three months ended November 30, 2000, the Company recorded an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips. These write-downs are reflected as a component of nonrecurring expenses in the statements of operations for the three and six-month periods ended November 30, 2000.

6.   BANK BORROWING ARRANGEMENTS:

     The Company's primary borrowing arrangement consists of two bank credit facilities. Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends, limit the repayment of subordinated debt, and require the maintenance of minimum monthly and quarterly earnings and quarterly debt service coverage ratios, as defined. The Company believes that it is in compliance with all financial loan covenants as of November 30, 2001. Most recently in August 2001, the Company was not in compliance with certain financial loan covenants, but was successful in obtaining the necessary waivers and amendments to remedy such default. There can be no assurance, however, that the Company would be able to obtain the necessary waivers or amendments upon the occurrence of any future events of default of financial loan covenants which could have a material adverse effect on the Company's financial condition and results of operations.

     On November 13, 2001, the Company amended its bank credit facilities with the lender. In conjunction with these amendments, the Company received a waiver of the financial covenant defaults which had existed since August 2001 and waiver or restatement of financial loan covenants in future periods. The Company's annual interest rates were increased by 1% on all borrowings under both credit facilities effective November 13, 2001. A fee of $25,000 was incurred related to the waiver and restatement of financial loan covenants which is reflected as a component of interest expense in the statements of operations for the three and six-month periods ended November 30, 2001.

     FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of the first FMP term loan ("FMP Term 1") of $2,436,000 at November 30, 2001 is due in monthly principal installments of $46,850 plus interest until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") of $360,000 at November 30, 2001 is due in monthly principal installments of $6,667 plus interest until its maturity in September 2004. The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible FMP accounts receivable and inventories, as defined, subject to a maximum borrowing base of $6,500,000. Beginning on November 1 of each year, a seasonal over-advance of up to $500,000 is available until May 31 of the following year. As of November 30, 2001, FMP had $3,209,000 outstanding under its revolving line-of-credit and $692,000 available for additional borrowings including a $400,000 available over-advance. The FMP line-of-credit expires in September 2004.

     RG's bank credit facility consists of a term loan and a revolving line-of-credit. The RG term loan of $159,000 at November 30, 2001 is due in monthly principal installments of $10,500 plus interest until it is paid off in July 2003. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1,500,000. As of November 30, 2001, RG had $406,000 outstanding under its revolving line-of-credit and $307,000 available for additional borrowings. The RG line-of-credit expires in September 2004.

     Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (5.0% at November 30, 2001) plus 3.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 3.75%. Borrowings under the FMP seasonal over-advance bear interest at a rate per annum equal to the prime rate plus 5.25%.

7.   SUBORDINATED DEBT:

     On October 26, 2001, the Company entered into a financing agreement with The Johnston Family Charitable Foundation ("Johnston Foundation") for a subordinated promissory note ("Subordinated Note") in the amount of $1,250,000. Funding of $1,000,000 of the Subordinated Note was received on October 26, 2001, and the remaining $250,000 was received on December 14, 2001. The Subordinated Note bears interest at a stated fixed annual rate of 13%, is due in full on October 26, 2002, and is subordinate to both the FMP and RG bank credit facilities. The Company intends to use the proceeds from this financing agreement for working capital to support the ongoing operations of the Company and to fund the cost of the corporate restructuring discussed in Note 12.

     Simultaneous with the initial funding of the Subordinated Note, the Johnston Foundation received a warrant to purchase up to 300,000 shares of RP common stock at a price of $0.25 per share. Additionally, the Johnston Foundation has an option to convert the Subordinated Note into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that is not repaid in full on or before the maturity date. Until stockholder approval, the Johnston Foundation may only exercise its warrant and the conversion option up to an aggregate of 25,000 shares. The Company has scheduled a special meeting of stockholders on January 28, 2002, to ratify the terms of the financing agreement. Richard P. Johnston, the CEO and Chairman of the Board of the Company, a 27% stockholder and director, his spouse, Jayne A. Johnston, and Kenneth J. Warren, a director and secretary and general counsel of the Company, are Trustees of the Johnston Foundation. David E. Johnston, a director of the Company, and son of Richard P. Johnston and Jayne A. Johnston, is President of the Johnston Foundation.

     Using the Black Scholes option pricing model, a value of $433,000 was calculated for the warrant granted to the Johnston Foundation. This amount is being accounted for as a discount on the Subordinated Note. The full amount of the discount was recorded as Additional Paid-In Capital in October 2001 upon the execution of the financing agreement. The discount is being amortized using the effective interest method over the twelve month term of the Subordinated Note. During the three months ended November 30, 2001, $35,000 of the discount was amortized and is reflected as a component of interest expense in the accompanying condensed consolidated statement of operations.

8.   INFORMATION ON SEGMENTS:

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

                                                    THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                     NOVEMBER 30, 2001                              NOVEMBER 30, 2001
                                         -------------------------------------------   --------------------------------------------
                                         GOLF CLUB  GOLF CLUB    (A)                   GOLF CLUB  GOLF CLUB      (A)
                                           SHAFTS     GRIPS   UNALLOCATED    TOTAL       SHAFTS     GRIPS    UNALLOCATED     TOTAL
                                          --------   -------  -----------   --------    --------   --------  -----------   --------
Net sales                                 $  3,786   $   689    $    --     $  4,475    $  9,644   $  1,496    $    --     $ 11,140
Operating loss                                (589)     (115)      (887)      (1,591)       (806)      (324)      (887)      (2,017)
Depreciation                                   156        58         --          214         313        114         --          427
Interest expense                               167        11         35          213         322         26         35          383

Total assets for reportable segments                                                    $ 12,391   $  9,357    $    --     $ 21,748
Elimination of investment in subsidiary                                                                                      (5,894)
                                                                                                                           --------
Consolidated total assets                                                                                                  $ 15,854
                                                                                                                           ========


(A) Unallocated for the three and six-month periods ended November 30, 2001 includes costs associated with a corporate restructuring and accretion of discount on subordinated debt which are not allocated to the operating segments.

                                                    THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                     NOVEMBER 30, 2000                              NOVEMBER 30, 2000
                                         -------------------------------------------   --------------------------------------------
                                         GOLF CLUB  GOLF CLUB     (B)                  GOLF CLUB  GOLF CLUB     (B)
                                           SHAFTS     GRIPS   UNALLOCATED    TOTAL       SHAFTS     GRIPS    UNALLOCATED     TOTAL
                                          --------   -------  -----------   --------    --------   --------  -----------   --------
Net sales                                 $  4,757   $    735   $    --     $  5,492    $ 10,564   $  1,906    $    --     $ 12,470
Operating loss                                (973)      (719)      (79)      (1,771)       (645)      (747)       (79)      (1,471)
Depreciation and amortization                  136        126        --          262         265        248         --          513
Interest expense                               161         24        --          185         325         38         --          363

Total assets for reportable segments                                                    $ 13,700   $ 16,754    $    --     $ 30,454
Elimination of investment in subsidiary                                                                                      (5,980)
                                                                                                                           --------
Consolidated total assets                                                                                                  $ 24,474
                                                                                                                           ========

(B) Unallocated for the three and six-month periods ended November 30, 2000 includes legal and other professional fees associated with a proposed acquisition which are not allocated to the operating segments.

9.   ENVIRONMENTAL MATTERS:

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

     Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA has performed site assessments and taken samples from the property of the FMP plant. A draft report has been written and the Company anticipates that a final report from the EPA with the results of this work will be received prior to April 2002. Pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company believes that, if the final report remains substantially unchanged from the draft, the environmental issues identified would fall within the scope of the Act or other provisions of the acquisition agreement that would require them to be addressed by Brunswick. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant. The Company submitted its response to the NOV in December 2000 and received drafts of a consent order from the DEP in April 2001 and October 2001. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of approximately $225,000, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be reduced, diverted to another source or eliminated entirely. The Company is currently negotiating with the DEP prior to entering into a final consent order. Management has determined that capital expenditures in excess of $300,000 will be made at the FMP plant during the fiscal year ending May 31, 2002 to ensure compliance with the applicable wastewater regulations and to comply with the terms of the consent order. Management believes that, with the installation of this new system, the proposed civil penalty may be reduced when the final consent order is executed. A provision for the proposed civil penalty was recorded in the amount of $150,000 during the fiscal year ended May 31, 2001.

     Environmental costs related to the various matters discussed above totaled $15,000 and $140,000 during the three-month periods ended November 30, 2001 and 2000, respectively, and $45,000 and $155,000 during the six-month periods ended November 30, 2001 and 2000, respectively.

10.  VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:

     As of May 31, 2001, the Company had recorded deferred tax assets of $806,000 net of a valuation allowance of $1,745,000. Due to the loss incurred during the six months ended November 30, 2001 and the additional costs remaining for a corporate restructuring (see Note 12), it is unlikely that the Company will generate positive taxable income during the fiscal year ending May 31, 2002. Therefore, the valuation allowance was increased to fully offset the recorded deferred tax assets based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. This increase in the valuation allowance on deferred tax assets is reflected as a provision for income taxes of $806,000 during the six months ended November 30, 2001 in the accompanying condensed consolidated statement of operations.

11.  ACCOUNTING FOR GOODWILL:

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No. 142 during its fiscal quarter ended August 31, 2001. Therefore, amortization of goodwill was suspended effective June 1, 2001. The following table presents the pro-forma financial results for the three and six-month periods ended November 30, 2000 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):


                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                NOVEMBER 30, 2000     NOVEMBER 30, 2000
                                                -----------------     -----------------
Reported net loss                                   $  (1,202)            $  (1,097)
Add back amortization of goodwill                         111                   221
                                                    ---------             ---------
Adjusted net loss                                   $  (1,091)            $    (876)
                                                    =========             =========

Reported basic and diluted net loss per share       $   (0.21)            $   (0.19)
Add back goodwill amortization per share                 0.02                  0.04
                                                    ---------             ---------
Adjusted basic and diluted net loss per share       $   (0.19)            $   (0.15)
                                                    =========             =========

     In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment as of June 1, 2001. Goodwill of $10,418,000 had been recorded in conjunction with the RG Acquisition. This balance was subsequently reduced by $1,392,000 due to utilization of pre-acquisition net operating tax loss carryforwards and by amortization expense totaling $1,839,000. Goodwill was assigned to the Company's golf club grip business segment. A fair value measurement of the grip segment was computed by applying a market multiple to the projected segment cash flows. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $1,250,000 was calculated for the segment which was lower than the recorded goodwill of $7,187,000. Therefore, an impairment was recorded in the amount of $5,937,000 which is reflected as the cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the six months ended November 30, 2001. There was no income tax effect of this change in accounting principle.

     The recorded impairment loss is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board

     Opinion No. 17 to the fair value  approach  which is stipulated in SFAS No.
     142. The following table provides a reconciliation of the recorded goodwill during the period from May 31, 2001 to November 30, 2001 (in thousands):

          Balance as of May 31, 2001                                   $  7,187
          Impairment loss recorded                                       (5,937)
                                                                       --------
          Balance as of November 30, 2001                              $  1,250
                                                                       ========

12.  CORPORATE RESTRUCTURING:

     In September 2001, the Company's board of directors approved a restructuring plan designed to streamline operations and reduce expenses. The restructuring includes staff reductions and anticipates a decrease in operating expenses resulting from the consolidation of the corporate headquarters leased in Scottsdale, Arizona to the manufacturing facility which the Company owns in Torrington, Connecticut. The Company expects to incur expenses of approximately $1,100,000 related to the restructuring during the current fiscal year. The Company estimates that the restructuring will provide annualized savings in excess of $1,000,000 subsequent to the completion of all phases of the plan.

     During the three months ended November 30, 2001, the Company recorded a restructuring charge of $887,000 for various costs related to the restructuring as detailed in the following table. Of the amount expensed to date, $854,000 represents estimated cash costs, of which $95,000 has been paid through November 30, 2001.

          Employee severance                                 $648,000
          Lease obligation                                    117,000
          Employee hiring and relocation costs                 64,000
          Other                                                58,000
                                                             --------
                                                             $887,000
                                                             ========

     The employment of approximately 25 individuals who performed administrative, sales, marketing, customer service and accounting functions at the Company's corporate headquarters in Scottsdale, Arizona was terminated as a result of the restructuring. The affected employees will receive severance benefits totaling $648,000.

     The lease term of the Company's former corporate headquarters in Scottsdale, Arizona continues through May 2004. The Company's monthly rent is approximately $17,000, net of sub-leases, and the aggregate rental obligation over the remaining term of the lease is approximately $650,000. The Company has engaged a listing agent to sub-lease or assign its interest in the property for the remaining lease term to another party. Management believes that this process may take several months to complete. Therefore, an expense of $117,000 was recorded to reserve for the estimated rental payments and listing agent fees that the Company will pay before its rental obligation is eliminated.

     The Company estimates that expenses totaling approximately $213,000 will be recorded during the fiscal quarter ending February 28, 2002 for additional employee relocation, hiring, training, and travel costs associated with the restructuring.

13.  AUTHORIZED SHARES OF COMMON STOCK:

     The Company's annual meeting of stockholders was held on September 25, 2001. At the meeting, stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the aggregate authorized number of shares of common stock from 10,000,000 to 15,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS --

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Such statements include, but are not limited to, statements concerning the Company's future results from operations; the adequacy of existing capital resources and credit lines; the ability to modify the terms of existing credit facilities and to obtain additional financing; anticipated future customer orders; anticipated future capital expenditures; anticipated costs of environmental matters at the Company's manufacturing facility and expectations regarding future environmental reports; and the Company's ability to generate sufficient cash flow from operations to repay indebtedness and fund operations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are based on the current beliefs and expectations of the Company's management and are subject to significant risks, uncertainties and other factors, which may cause actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect the Company's results and cause them to be materially different from those contained in the forward-looking statements include: uncertainties relating to general economic conditions; the Company's dependence on discretionary consumer spending; the Company's dependence on demand from original equipment manufacturers ("OEMs"); the Company's dependence on international sales; the cost and availability of raw materials; the timeliness and market acceptance of the Company's new product introductions; the competitive environment in which the Company operates; seasonality of sales, which results in fluctuations in operating results; the Company's ability to protect its intellectual property rights; the Company's reliance on third party suppliers; changes in the financial markets relating to the Company's capital structure and cost of capital; increased costs related to environmental regulations and/or the failure of third parties to fulfill their indemnification and remediation obligations to the Company; work stoppages or slowdowns; the Company's ability to successfully launch new products; the willingness of the Company's lenders to modify the terms of existing credit facilities; the continued listing of the Company's stock on the Nasdaq National Market and other factors that management is currently unable to identify or quantify, but may arise or become known in the future. A discussion of these and other factors that could cause the Company's results to differ materially from those described in the forward-looking statements can be found in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

OVERVIEW --

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

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000 --

NET SALES. Net sales for the three months ended November 30, 2001 were $4,475,000, a decrease of $1,017,000 or 19% from net sales of $5,492,000 during the corresponding period in 2000. Net sales of golf club shafts decreased by $971,000 or 20% and net sales of golf club grips decreased by $46,000 or 6%. The Company has experienced an overall decline in sales and a shift in the mix of products sold which management attributes to the softening economy and a lower demand for high-end sports and leisure consumer products. Sales of the Company's higher priced, pro grade golf club shafts decreased 34% during the three months ended November 30, 2001 compared to the corresponding period in 2000. Alternatively, sales of the Company's lower priced, commercial grade golf club shafts increased 96% during the period. This change in product mix has negatively impacted the Company's average selling prices and profit margins. Additionally, sales of golf club shafts and grips to the Company's exclusive Japanese distributor declined significantly during the three months ended November 30, 2001 compared to the corresponding period in 2000. The Japanese distributor has experienced a decline in its business which it attributes to the slow general economic conditions in Asia and declines in orders from certain of its OEM customers.

COST OF SALES. Cost of goods sold for the three months ended November 30, 2001 was $3,812,000, a decrease of $1,040,000 or 21% from cost of goods sold of $4,852,000 during the corresponding period in 2000 primarily as a result of lower total net sales. The cost of golf club shafts sales decreased by $966,000 or 23% and the cost of golf club grips sales decreased by $74,000 or 11%. Included in cost of sales during the three months ended November 30, 2000 are write-downs totaling $477,000 to reduce the carrying value of certain steel golf club shafts and golf club grips finished goods inventories to estimated net realizable value. The Company has experienced an increase in the cost to manufacture its steel golf club shafts due to reduced production following declining demand from several significant customers. Reduced production at the Company's manufacturing facility during the three months ended November 30, 2001 compared to the corresponding period last year resulted in fixed manufacturing costs being spread over a decreased number of units and a higher unit cost for the shafts manufactured.

GROSS PROFIT. Gross profit for the three months ended November 30, 2001 was $663,000, an increase of $23,000 or 4% over gross profit of $640,000 during the corresponding period in 2000. Gross profit from sales of golf club shafts decreased by $5,000 or 1% to $549,000. Expressed as a percentage of sales, the gross profit from sales of golf club shafts increased from 12% to 15%. As discussed above, gross profit from sales of golf club shafts during the three months ended November 30, 2000 was negatively impacted by a $410,000 write-down to reduce finished goods inventories to estimated net realizable value and gross profit during the three months ended November 30, 2001 was negatively impacted by a change in the mix of products sold and a reduction in manufacturing output. Gross profit from sales of golf club grips increased by $28,000 or 33% to $114,000. Expressed as a percentage of sales, the gross profit from sales of golf club grips increased from 12% to 17%. As discussed above, gross profit from sales of golf club grips during the three months ended November 30, 2000 was negatively impacted by a $67,000 write-down to reduce finished goods inventories to estimated net realizable value.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended November 30, 2001 were $1,352,000, a decrease of $252,000 or 16% from selling, general and administrative expenses of $1,604,000 during the corresponding period in 2000. This decrease is primarily due to reduced spending on television and print advertising during the current fiscal year.

ENVIRONMENTAL COSTS. Costs related to various environmental matters were $15,000 and $140,000 during the three-month periods ended November 30, 2001, and 2000, respectively (see Note 9 to the condensed consolidated financial statements).

RESTRUCTURING COSTS. An expense of $887,000 was recorded during the three months ended November 30, 2001 related to a corporate restructuring (see Note 12 to the condensed consolidated financial statements).

NONRECURRING EXPENSES. Nonrecurring expenses during the three months ended November 30, 2000 include an impairment write-down of $360,000 on equipment held for sale and an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips (see Note 5 to the condensed consolidated financial statements). Additionally, during the three months ended November 30, 2000, the Company incurred nonrecurring legal and other professional fees of $79,000 associated with the due diligence efforts of a proposed acquisition.

AMORTIZATION OF GOODWILL. As discussed in Note 11 to the condensed consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 effective June 1, 2001 and eliminated goodwill amortization expense as of that date. Amortization expense during the three months ended November 30, 2000 was $111,000.

INTEREST EXPENSE. Interest expense increased from $185,000 to $213,000 during the three-month periods ended November 30, 2000 and 2001, respectively. The increase is attributable to a fee of $25,000 incurred in conjunction with a recent amendment to the Company's bank credit facilities (see Note 6 to the condensed consolidated financial statements) and non-cash accretion of discount on subordinated debt totaling $35,000 (see Note 7 to the condensed consolidated financial statements) offset by a significant decline in the prime interest rate.

OTHER INCOME. Other income of $13,000 and $78,000 for the three-month periods ended November 30, 2001 and 2000, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technologies and products. The royalty stream on one headwear contract expired in May 2001 which resulted in a decrease in reported income during the three months ended November 30, 2001.

BENEFIT FROM INCOME TAXES. A tax benefit of $676,000 was recorded on the loss during the three months ended November 30, 2000. Taxes were provided based on the estimated effective tax rate for the year which considered the effect of nondeductible goodwill amortization. No tax benefit has been provided on the loss during the three months ended November 30, 2001 based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109 (see Note 10 to the condensed consolidated financial statements).

SIX MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000 --

NET SALES. Net sales for the six months ended November 30, 2001 were $11,140,000, a decrease of $1,330,000 or 11% from net sales of $12,470,000 during the corresponding period in 2000. Net sales of golf club shafts decreased by $920,000 or 9% and net sales of golf club grips decreased by $410,000 or 22%. The Company has experienced an overall decline in sales and a shift in the mix of products sold which management attributes to the softening economy and a lower demand for high-end sports and leisure consumer products. Sales of the Company's higher priced, pro grade golf club shafts decreased 17% during the six months ended November 30, 2001 compared to the corresponding period in 2000. Alternatively, sales of the Company's lower priced, commercial grade golf club shafts increased 35% during the period. This change in product mix has negatively impacted the Company's average selling prices and profit margins. Additionally, sales of golf club shafts and grips to the Company's exclusive Japanese distributor declined significantly during the six months ended November 30, 2001 compared to the corresponding period in 2000. The Japanese distributor has experienced a decline in its business which it attributes to the slow general economic conditions in Asia and declines in orders from certain of its OEM customers.

COST OF SALES. Cost of goods sold for the six months ended November 30, 2001 was $9,118,000, a decrease of $305,000 or 3% from cost of goods sold of $9,423,000 during the corresponding period in 2000 primarily as a result of lower total net sales. The cost of golf club shafts sales decreased by $93,000 or 1% and the cost of golf club grips sales decreased by $212,000 or 14%. Included in cost of sales during the six months ended November 30, 2000 are write-downs totaling $477,000 to reduce the carrying value of certain steel golf club shafts and golf club grips finished goods inventories to estimated net realizable value. The Company has experienced an increase in the cost to manufacture its steel golf club shafts due to reduced production following declining demand from several significant customers. Reduced production at the Company's manufacturing facility during the six months ended November 30, 2001 compared to the corresponding period last year resulted in fixed manufacturing costs being spread over a decreased number of units and a higher unit cost for the shafts manufactured.

GROSS PROFIT. Gross profit for the six months ended November 30, 2001 was $2,022,000, a decrease of $1,025,000 or 34% from gross profit of $3,047,000 during the corresponding period in 2000. Gross profit from sales of golf club shafts decreased by $827,000 or 32% to $1,785,000. Expressed as a percentage of sales, the gross profit from sales of golf club shafts decreased from 25% to 19%. As discussed above, gross profit from sales of golf club shafts during the six months ended November 30, 2000 was negatively impacted by a $410,000 write-down to reduce finished goods inventories to estimated net realizable value and gross profit during the six months ended November 30, 2001 was negatively impacted by a change in the mix of products sold and a reduction in manufacturing output. Gross profit from sales of golf club grips decreased by $198,000 or 46% to $237,000. Expressed as a percentage of sales, the gross profit from sales of golf club grips decreased from 23% to 16%. As discussed above, gross profit from sales of golf club grips during the six months ended November 30, 2000 was negatively impacted by a $67,000 write-down to reduce finished goods inventories to estimated net realizable value. The decline in gross margin during the six months ended November 30, 2001 is primarily attributable to fixed costs being spread over lower unit sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended November 30, 2001 were $3,107,000, a decrease of $479,000 or 13% from selling, general and administrative expenses of $3,586,000 during the corresponding period in 2000. This decrease is primarily due to reduced spending on television and print advertising during the current fiscal year.

ENVIRONMENTAL COSTS. Costs related to various environmental matters were $45,000 and $155,000 during the six-month periods ended November 30, 2001, and 2000, respectively (see Note 9 to the condensed consolidated financial statements).

RESTRUCTURING COSTS. An expense of $887,000 was recorded during the six months ended November 30, 2001 related to a corporate restructuring (see Note 12 to the condensed consolidated financial statements).

NONRECURRING EXPENSES. Nonrecurring expenses during the six months ended November 30, 2000 include an impairment write-down of $360,000 on equipment held for sale and an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips (see Note 5 to the condensed consolidated financial statements). Additionally, during the six months ended November 30, 2000, the Company incurred nonrecurring legal and other professional fees of $79,000 associated with the due diligence efforts of a proposed acquisition.

AMORTIZATION OF GOODWILL. As discussed in Note 11 to the condensed consolidated financial statements, the Company adopted SFAS No. 142 effective June 1, 2001 and eliminated goodwill amortization expense as of that date. Amortization expense during the six months ended November 30, 2000 was $221,000.

INTEREST EXPENSE. Interest expense increased from $363,000 to $383,000 during the six-month periods ended November 30, 2000 and 2001, respectively. The increase is attributable to a fee of $25,000 incurred in conjunction with a recent amendment to the Company's bank credit facilities (see Note 6 to the condensed consolidated financial statements) and non-cash accretion of discount on subordinated debt totaling $35,000 (see Note 7 to the condensed consolidated financial statements) offset by a significant decline in the prime interest rate.

OTHER INCOME. Other income of $57,000 and $165,000 for the six month periods ended November 30, 2001 and 2000, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technologies and products. The royalty stream on one headwear contract expired in May 2001 which resulted in a decrease in reported income during the six months ended November 30, 2001.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A tax benefit of $572,000 was recorded on the loss during the six months ended November 30, 2000. Taxes were provided based on the estimated effective tax rate for the year which considered the effect of nondeductible goodwill amortization. As discussed in Note 10 to the condensed consolidated financial statements, the valuation allowance was increased to fully offset the recorded deferred tax assets during the six months ended November 30, 2001 based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. This increase in the valuation allowance resulted in a provision for income taxes of $806,000 during the six months ended November 30, 2001.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As discussed in Note 11 to the condensed consolidated financial statements, the Company adopted SFAS No. 142 effective June 1, 2001. In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment under the newly established guidelines. A charge in the amount of $5,937,000 was recorded for the calculated impairment which is reflected as the cumulative effect of change in accounting principle in the condensed consolidated statement of operations for the six months ended November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES --

At November 30, 2001, the Company had working capital of $3,838,000 and a current ratio of 1.8 to 1 as compared to working capital of $7,719,000 and a current ratio of 3.1 to 1 at May 31, 2001. The Company historically experiences a decline in working capital during the second fiscal quarter resulting from a seasonal reduction in sales during the fall and winter months.

During the six months ended November 30, 2001, net cash provided by operating activities was $1,189,000 which primarily resulted from a decrease in accounts receivable of $2,576,000 and an increase in accounts payable and accrued expenses of $578,000. The net loss of $9,086,000, was reduced by several non-cash expenses including an impairment of goodwill of $5,937,000, an increase in the valuation allowance on deferred tax assets of $806,000 and depreciation of $427,000.

Net cash used in investing activities during the six months ended November 30, 2001 was $295,000 primarily for the purchase of property, plant and equipment. The Company estimates that capital expenditures for the fiscal year ending May

31, 2002 will be approximately $750,000 including $300,000 for improvements to the wastewater treatment system at the Company's steel golf club shaft manufacturing facility.

Net cash used in financing activities during the six months ended November 30, 2001 was $903,000 resulting from net repayments of lines-of-credit of $1,473,000 and repayments of long-term debt of $430,000 offset by proceeds of $1,000,000 from the issuance of subordinated debt. The Company is investigating certain potential acquisitions. Any potential acquisitions may require the use of existing capital resources, assumption of debt or issuance of new debt instruments, any of which could adversely impact the Company's liquidity and capital resources.

The Company's bank borrowing arrangements are described in Note 6 to the condensed consolidated financial statements contained herein.

A description of the Company's October 26, 2001 subordinated note financing with The Johnston Family Charitable Foundation is contained in Note 7 to the condensed consolidated financial statements contained herein.

The Company believes that its existing capital resources and available credit lines are sufficient to fund its operations and capital requirements of current business segments as presently planned over the next twelve months. The Company's future cash requirements will depend upon a number of factors, including its costs and productivity in maufacturing and procuring, and its success in selling during the upcoming spring and summer seasonal sales period. Management anticipates an improvement in sales, operating income and cash flows during this period similar to that which the Company has experienced in prior years. Additionally, management anticipates that cost savings will be derived from its ongoing corporate restructuring. If these anticipated improvements and cost savings fail to occur, the Company may be required to seek additional sources of financing to meet its current debt obligations which include repayment of the subordinated promissory note in the amount of $1,250,000 due in full on October 26, 2002. The Company recently sought additional sources of financing and found that availability is limited. The Company lacks financial flexibility in the form of excess assets to convert into cash. If the Company is required to seek additional financing and encounters similarly limited sources, it may be required to issue debt or equity instruments which may include terms less favorable than those in the Company's existing capital structure. Such developments could adversely impact the Company's profitability and liquidity or dilute the ownership interests of existing stockholders.

In September 2001, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's common stock did not maintain a minimum market value of public float of $5,000,000 over the preceding 30 consecutive trading days. The Company was given 90 days to regain compliance with this continued listing requirement of The Nasdaq National Market. In October 2001, the Company was instructed to disregard this notification because the Nasdaq had implemented a moratorium on the market value of public float requirement until January 2, 2002. Nasdaq announced that it has reinstated this requirement effective January 3, 2002. Should the Company's common stock continue to fall below the minimum market value of public float requirement for continued listing on The Nasdaq National Market, the Company will consider all available options which may include applying for listing on The Nasdaq SmallCap Market.

ENVIRONMENTAL MATTERS --

For a discussion of relevant environmental issues, please refer to Note 9 to the condensed consolidated financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUANTITATIVE INFORMATION REGARDING MARKET RISK.

At November 30, 2001, the Company did not participate in any market risk sensitive financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107 except for The Johnston Family Charitable
Foundation subordinated promissory note (see Note 7 to the condensed consolidated financial statements) for which management believes it is not practical to estimate fair value. The Company holds no investment securities that would require disclosure of market risk.

QUALITATIVE INFORMATION REGARDING MARKET RISK.

The Company's primary market risk exposure relates to its variable rate debt obligations that are described in Note 6 to the condensed consolidated financial statements. A one-percent change in the prime lending rate would have an effect of approximately $16,000 and $33,000 on interest expense for the three and six-month periods ended November 30, 2001, respectively.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 26, 2001, in a private transaction exempt under Section 4(2) of the Securities Exchange Act of 1933, as amended, the Company issued to The Johnston Family Charitable Foundation a warrant to purchase up to 300,000 shares of common stock of the Company and a subordinated note in exchange for a loan of $1,250,000, without sales commissions. The transaction, including the terms of conversion of the subordinated note and of exercise of the warrant, is described in Note 7 to the condensed consolidated financial statements contained in this report.

     The November 13, 2001 amendments to the Company's bank borrowing facilities described in Note 6 to the condensed consolidated financial statements contained in this report continue to subject the Company to financial and other covenants which, among other things, limit the repayment of subordinated debt and the payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     (3) Certificate of Incorporation and Bylaws.

     Exhibit 3.1. Amended and Restated Certificate of Incorporation of Royal Precision, Inc. (restated to reflect amendment filed with the Secretary of State of Delaware on September 28, 2001) (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended August 31, 2001).

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

     (10) Material Contracts

     Exhibit 10.1. Eighth Amendment to Credit and Security Agreement between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. dated November 13, 2001.

     Exhibit 10.2. Ninth Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated November 13, 2001.

     Exhibit 10.3. Subordinated Promissory Note in the amount of $1,250,000 from Royal Precision, Inc. to The Johnston Family Charitable Foundation dated October 26, 2001 (incorporated by reference to Annex I of the Company's Definitive Proxy Statement dated January 2, 2002 filed with the Commission on December 28, 2001).

     Exhibit 10.4. Warrant No. 001 dated October 26, 2001 issued to The Johnston Family Charitable Foundation to purchase 300,000 shares of Royal Precision, Inc. common stock (incorporated by reference to Annex II of the Company's Definitive Proxy Statement dated January 2, 2002 filed with the Commission on December 28,
2001).

     Exhibit 10.5. Subordination Agreement dated as of October 26, 2001 made by The Johnston Family Charitable Foundation for the benefit of Wells Fargo Business Credit, Inc.

     Exhibit 10.6. Agreement to Terminate Employment with Anthony J. Montgomery dated as of November 8, 2001.

     (b) Reports on Form 8-K.

     A Report on Form 8-K was filed by the Registrant on October 1, 2001 relating to a press release issued in connection with a corporate restructuring in response to Item 5, Other Events.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYAL PRECISION, INC.

Date: January 10, 2002                  By: /s/ John C. Lauchnor
      ----------------                      ------------------------------------
                                            John C. Lauchnor, President
                                            (duly authorized officer)

                                        By: /s/ Frank W. Mertes
                                            ------------------------------------
                                            Frank W. Mertes, Vice President -
                                            Finance (chief financial officer)

                                  EXHIBIT INDEX

EXHIBIT
-------
3.1* Amended and Restated Certificate of Incorporation of Royal Precision, Inc. (restated to reflect amendment filed with the Secretary of State of Delaware on September 28, 2001) (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended August 31, 2001).

3.2*        Bylaws  of Royal  Precision,  Inc.  (incorporated  by  reference  to
            Exhibit 3.2 to the Company's Form S-4, No. 333-28841) (the "Form S-4").

4.1* See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation of the Registrant at Exhibit 3.1.

4.2*        See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3 of
            Article VII of the Bylaws of Royal Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4).

10.1 Eighth Amendment to Credit and Security Agreement between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. dated November 13, 2001 -- filed herein.

10.2 Ninth Amendment to Amended and Restated Credit and Security Agreement between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated November 13, 2001 -- filed herein.

10.3* Subordinated Promissory Note in the amount of $1,250,000 from Royal Precision, Inc. to The Johnston Family Charitable Foundation dated October 26, 2001 (incorporated by reference to Annex I of the Company's Definitive Proxy Statement dated January 2, 2002 filed with the Commission on December 28, 2001).

10.4* Warrant No. 001 dated October 26, 2001 issued to The Johnston Family Charitable Foundation to purchase 300,000 shares of Royal Precision, Inc. common stock (incorporated by reference to Annex II of the Company's Definitive Proxy Statement dated January 2, 2002 filed with the Commission on December 28, 2001).

10.5 Subordination Agreement dated as of October 26, 2001 made by The Johnston Charitable Foundation for the benefit of Wells Fargo Business Credit, Inc -- filed herein.

10.6 Agreement to Terminate Employment with Anthony J. Montgomery dated as of November 8, 2001 -- filed herein.

*    Incorporated by reference.