Form 10-Q
period 2002-02-28
ROYAL PRECISION INC
filed 2002-04-12
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2002 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of each class                           Outstanding at April 11, 2002
     -------------------                           -----------------------------
Common Stock, par value $0.001                           10,954,597 Shares

No auditor has opined that the unaudited financial statements contained in this Report on form 10-Q present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in stockholders' equity of the Company for each of the periods reported in accordance with generally accepted accounting principles. See Part II, Item 5.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                       FEBRUARY 28,     MAY 31,
                                                           2002          2001
                                                         --------      --------
                                     ASSETS             (unaudited)

CURRENT ASSETS:
  Cash                                                   $    460      $     33
  Accounts receivable, net of allowance for doubtful
    accounts of $185 and $187 at February 28, 2002
    and May 31, 2001, respectively                          4,149         4,988
  Inventories                                               6,281         5,920
  Other current assets                                        291           215
  Deferred income taxes                                        --           224
                                                         --------      --------
      Total current assets                                 11,181        11,380

Property, plant and equipment, net                          5,837         6,004
Goodwill, net                                               1,250         7,187
Deferred income taxes                                          --           582
Other assets                                                   75            54
                                                         --------      --------

      Total assets                                       $ 18,343      $ 25,207
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  2,915      $  1,534
  Current portion of long-term debt                           768           768
  Subordinated debt, net of discount of $292                1,233            --
  Accrued salaries and benefits                               475           529
  Accrued restructuring costs                                 560            --
  Accrued pension liability                                   180           198
  Accrued environmental costs                                 253           272
  Other accrued expenses                                      518           360
                                                         --------      --------
      Total current liabilities                             6,902         3,661

Long-term debt less the current portion                     6,998         7,705
                                                         --------      --------

      Total liabilities                                    13,900        11,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 1,000,000
    shares authorized; no shares issued                        --            --
  Common stock, $0.001 par value; 15,000,000
    shares authorized (increased from 10,000,000
    on September 25, 2001); 5,840,625 and 5,681,711
    shares issued and outstanding at February 28,
    2002 and May 31, 2001, respectively                         6             6
  Additional paid-in capital                               14,472        13,977
  Accumulated deficit                                     (10,011)         (118)
  Accumulated other comprehensive loss                        (24)          (24)
                                                         --------      --------

      Total stockholders' equity                            4,443        13,841
                                                         --------      --------

      Total liabilities and stockholders' equity         $ 18,343      $ 25,207
                                                         ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           --------------------------   --------------------------
                                                           FEBRUARY 28,  FEBRUARY 28,   FEBRUARY 28,  FEBRUARY 28,
                                                               2002          2001          2002          2001
                                                           ------------  ------------   ------------  ------------
                                                           (unaudited)   (unaudited)    (unaudited)   (unaudited)
Net Sales
  Golf club shafts                                           $  4,572      $  6,804       $ 14,216      $ 17,368
  Golf club grips                                               1,034           911          2,530         2,817
                                                             --------      --------       --------      --------
                                                                5,606         7,715         16,746        20,185
                                                             --------      --------       --------      --------
Cost of sales
  Golf club shafts                                              3,779         4,928         11,638        12,880
  Golf club grips                                                 760           730          2,019         2,201
                                                             --------      --------       --------      --------
                                                                4,539         5,658         13,657        15,081
                                                             --------      --------       --------      --------

      Gross profit                                              1,067         2,057          3,089         5,104

Selling, general and administrative expenses                    1,266         1,443          4,373         4,874
Environmental costs                                                15            85             60           240
Restructuring costs                                               271            --          1,158            --
Nonrecurring expenses                                              --            10             --           642
Amortization of goodwill                                           --           111             --           332
                                                             --------      --------       --------      --------

      Operating income (loss)                                    (485)          408         (2,502)         (984)
                                                             --------      --------       --------      --------
Interest expense
  Cash interest payable                                           217           275            565           638
  Non-cash accretion of discount on subordinated debt             106            --            141            --
                                                             --------      --------       --------      --------
                                                                  323           275            706           638
                                                             --------      --------       --------      --------

Other income                                                        1            73             58           159
                                                             --------      --------       --------      --------
     Income (loss) before provision for (benefit from)
        income taxes                                             (807)          206         (3,150)       (1,463)

Provision for (Benefit from) income taxes (Note 10)                --            55            806          (517)
                                                             --------      --------       --------      --------
     Income (loss) before cumulative effect of change in
        accounting principle                                     (807)          151         (3,956)         (946)

Cumulative effect of change in accounting principle                --            --          5,937            --
                                                             --------      --------       --------      --------
      Net Income (loss)                                      $   (807)     $    151       $ (9,893)     $   (946)
                                                             ========      ========       ========      ========
Basic and diluted loss per share
     Loss before cumulative effect of change in accounting
        principle                                            $  (0.14)     $   0.03       $  (0.70)     $  (0.17)

     Cumulative effect of change in accounting principle           --            --          (1.04)           --
                                                             --------      --------       --------      --------
      Net loss                                               $  (0.14)     $   0.03       $  (1.74)     $  (0.17)
                                                             ========      ========       ========      ========
Common shares used to compute share information
     Basic                                                      5,732         5,679          5,694         5,679
                                                             ========      ========       ========      ========
     Diluted                                                    5,732         5,789          5,694         5,679
                                                             ========      ========       ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                       ---------------------------
                                                                       FEBRUARY 28,   FEBRUARY 28,
                                                                           2002           2001
                                                                       ------------   ------------
                                                                        (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $  (9,893)     $    (946)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                                              641            797
   Increase in valuation allowance on deferred tax assets                     806             --
   Deferred income taxes                                                       --           (577)
   Accretion of discount on subordinated debt                                 141             --
   Impairment of goodwill                                                   5,937             --
   (Gain) loss on retirement or sale of fixed assets                            6             (3)
   Stock based compensation                                                    23             35
   Write-down of equipment and inventories                                     --            954
   Increase (decrease) in cash resulting from a change in
     operating assets and liabilities
       Accounts receivable, net                                               839            936
       Inventories                                                           (361)        (1,943)
       Other assets                                                           (98)            80
       Accounts payable and accrued expenses                                2,008           (288)
                                                                        ---------      ---------

         Net cash provided by (used in) operating activities                   49           (955)
                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of machinery and equipment                                       (511)          (877)
  Proceeds from sale of fixed assets                                           31             50
                                                                        ---------      ---------

         Net cash used in investing activities                               (480)          (827)
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) under lines-of-credit, net                          (85)         1,660
  Proceeds from issuance of subordinated debt and warrant                   1,525           1000
   Proceeds from issuance of long-term debt                                    --            282
   Issuance of common stock upon exercise of options and warrants              40             --
  Repayments of long-term debt                                               (622)          (717)
                                                                        ---------      ---------

         Net cash provided by financing activities                            858          2,225
                                                                        ---------      ---------

Net increase in cash                                                          427            443

Cash at beginning of period                                                    33             36
                                                                        ---------      ---------

Cash at end of period                                                   $     460      $     479
                                                                        =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                                            $     597      $     577
                                                                        =========      =========
    Income taxes                                                        $      --      $       5
                                                                        =========      =========

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

2.   EARNINGS (LOSS) PER SHARE:

     The Company accounts for earnings (loss) per share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings
     (loss) per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options and warrants using the "treasury stock" method and convertible debt securities using the "if converted" method, if the potential common shares are not anti-dilutive.

     Loss per share for the three and nine-month periods ended February 28, 2002 was not affected by outstanding options, warrants and convertible debt securities to acquire 8.4 million shares of common stock because their effect was anti-dilutive. Loss per share for the nine-month period ended February 28, 2001 was not affected by outstanding options and warrants to acquire 1.3 million shares of common stock because their effect was anti-dilutive. The number of shares used in computing income (loss) per share for the three and nine-month periods ended February 28, 2002 and 2001 were as follows (in thousands):

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 ---------------------------   ---------------------------
                                                 FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                     2002           2001           2002           2001
                                                 ------------   ------------   ------------   ------------
     Basic:
       Average common shares outstanding              5,732          5,679          5,694          5,679

     Diluted:
       Dilutive effect of stock options
         and warrants                                    --            110             --             --
                                                  ---------      ---------      ---------      ---------
            Average common shares outstanding         5,732          5,789          5,694          5,679
                                                  =========      =========      =========      =========

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

4.   INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of February 28, 2002 and May 31, 2001 consisted of the following (in thousands):

                                                   FEBRUARY 28,    MAY 31,
                                                      2002          2001
                                                    ---------     ---------
     Raw materials                                  $     539     $     814
     Work-in-process                                    1,681         1,215
     Finished goods                                     4,061         3,891
                                                    ---------     ---------
                                                    $   6,281     $   5,920
                                                    =========     =========

     During the nine months ended February 28, 2001, the Company recorded write-downs totaling $477,000 to reduce the carrying value of certain steel golf club shafts and golf club grips finished goods inventories to estimated net realizable value. These write-downs are reflected as a component of cost of sales in the statements of operations for the nine -month period ended February 28, 2001.

5.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                                   FEBRUARY 28,    MAY 31,
                                                      2002          2001
                                                    ---------     ---------
     Land                                           $     123     $     123
     Furniture, fixtures and office equipment             596           614
     Buildings and improvements                           912           955
     Machinery and equipment                            5,879         5,733
     Equipment held for sale                              106           120
     Construction in progress                             602           371
                                                    ---------     ---------
                                                        8,218        7, 916
     Less - Accumulated depreciation                   (2,381)       (1,912)
                                                    ---------     ---------
                                                    $   5,837     $   6,004
                                                    =========     =========

     Depreciation expense for the nine months ended February 28, 2002 and 2001 was $641,000 and $797,000, respectively.

     During the nine months ended February 28, 2001, the Company recorded an impairment write-down of $360,000 on equipment held for sale, which represents rubber injection presses previously used to manufacture the Company's golf club grips. Also during the nine months ended February 28, 2001, the Company recorded an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips. These write-downs are reflected as a component of nonrecurring expenses in the statements of operations for the nine period ended February 28, 2001.

6.   BANK BORROWING ARRANGEMENTS:

     The Company's primary borrowing arrangement consists of two bank credit facilities. Borrowings under the FMP and RG bank credit facilities are secured by substantially all of the Company's assets and contain certain financial and other covenants which, among other things, limit annual capital expenditures and dividends, limit the repayment of subordinated debt, and require the maintenance of minimum monthly and quarterly earnings and quarterly debt service coverage ratios, as defined. In August 2001 and February 2002, the Company was not in compliance with certain financial loan covenants, but was successful in obtaining the necessary waivers and amendments to its credit facility to remedy such defaults. There can be no assurance, however, that the Company would be able to obtain the necessary waivers or amendments upon the occurrence of any future events of default of financial loan covenants which could have a material adverse effect on the Company's financial condition and results of operations.

     On November 13, 2001 and April 10, 2002, the Company amended its bank credit facilities with its lender. In conjunction with these amendments, the Company received an increase in the amounts available and an extension of the repayment dates of its seasonal over-advance facility, the availability to borrow against certain foreign receivables, waivers of various financial covenant defaults which existed through February 2002 and the restatement of certain financial loan covenants in future periods. The Company's annual interest rates were increased by 1% on all borrowings under both credit facilities effective November 13, 2001 and increased by an additional 1% on all borrowings under both credit facilities effective April 10, 2002. Bank fees were incurred in connection with the two loan amendments. These fees are reflected as a component of selling, general and administrative expenses in the statement of operations for the three months ended November 30, 2001 and February 28, 2002 and amounted to $25,000 and $15,000, respectively.

     FMP's bank credit facility consists of two term loans and a revolving line-of-credit. The outstanding principal balance of the first FMP term loan ("FMP Term 1") of $2,289,000 at February 28, 2002 is due in monthly principal installments of $46,850 plus interest until its maturity in September 2004. The outstanding principal balance of the second FMP term loan ("FMP Term 2") of $347,000 at February 28, 2002 is due in monthly principal installments of $6,667 plus interest until its maturity in September 2004. The amount available for borrowings under the FMP revolving line-of-credit is based upon the levels of eligible domestic and foreign FMP accounts receivable and inventories, as defined, subject to a maximum borrowing base of $6,500,000. The Company has the ability to borrow up to $500,000 against its revolving line of credit through a seasonal over-advance facility. The outstanding balance of this facility at February 28, 2002 was $355,000. The total over-advance availability is reduced to $400,000 on March 1, 2002; to $300.000 on July 1, 2002; $200,000 on August
     1, 2002;  $100,000 on September 1, 2002 and $0 on October 1, 2002.  FMP had
     $4,466,000 outstanding under its revolving line-of-credit (including amounts advanced against its seasonal over-advance) at February 28, 2002. The FMP line-of credit expires in September 2004. In connection with the April 10, 2002 amendments to the bank credit facility, the Johnston Family Living Trust u/a dated April 11, 1994 (Johnston Trust), a related party entity, agreed to guarantee up to $400,000 of amounts payable to the bank, which are advanced under the seasonal over-advance facility. In consideration for providing this guarantee and another, the Johnston Trust received a warrant to purchase 145,200 shares of RP stock at a price of $0.25 per share. The warrant may be exercised for a ten year period.

     RG's bank credit facility consists of a term loan and a revolving line-of-credit. The outstanding principal balance of the RG term loan of $127,000 at February 28, 2002 is due in monthly principal installments of $10,500 plus interest until it is paid off in July 2003. The amount available for borrowings under the RG revolving line-of-credit is based upon the levels of eligible RG accounts receivable and inventories, as defined, subject to a maximum borrowing of $1,500,000. As of February 28, 2002, RG had $537,000 outstanding under its revolving line-of-credit and $310,000 available for additional borrowings. The RG line-of-credit expires in September 2004.

     Borrowings under both lines-of-credit and FMP Term 2 bear interest at a rate per annum equal to the prime rate (4.75% at February 28, 2002) plus 4.25%. Borrowings under the RG term loan and FMP Term 1 bear interest at a rate per annum equal to the prime rate plus 4.75%. Borrowings under the FMP seasonal over-advance bear interest at a rate per annum equal to the prime rate plus 6.25%.

7.   SUBORDINATED DEBT:

     On October 26, 2001, the Company entered into a financing agreement with The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, for a subordinated promissory note ("Subordinated Note") in the amount of $1,250,000. Funding of $1,000,000 of the Subordinated Note was received on October 26, 2001, and the remaining $250,000 was received on December 14, 2001. The Subordinated Note bears interest at a stated fixed annual rate of 13%, is due in full on October 26, 2002, and is subordinate to both the FMP and RG bank credit facilities. Simultaneously with the initial funding of the Subordinated Note, the Johnston Foundation received a warrant to purchase up to 300,000 shares of RP common stock at a price of $0.25 per share. The warrant may be exercised for a ten year period. Additionally, the Johnston Foundation has an option to convert the Subordinated Note into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that is not repaid in full on or before the maturity date. The terms of the financing agreement were ratified at a special meeting of stockholders on January 28, 2002. On February 1, 2002, the Johnston Foundation exercised a warrant to purchase 147,808 shares of RP common stock for a total purchase price of $37,000. In connection with the April 10, 2002 amendment to its bank credit facilities the bank provided that as a condition to the execution by the bank of the amendments, the Johnston Foundation convert its $1,250,000 Subordinated Note and the outstanding interest accrued through March 31, 2002 into RP common stock. On April 10, 2002 the Johnston Foundation converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of RP common stock.

     On February 28, 2002, the Company completed a private placement of subordinated promissory notes (the Additional Subordinated Notes) in the amount of $425,000 with certain members of the Board of Directors of the Company or such individuals' affiliated entities. Of this amount, $275,000 was received by the Company in February 2002 and $150,000 was received in March 2002. These notes bear interest at a stated fixed annual rate of 13% and are due in full on October 26, 2002 and are subordinate to both the FMP and RG bank credit facilities. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of RP common stock at a price of $0.25 per share. The warrants may be exercised for a ten year period. Additionally, the holders of the Additional Subordinated Notes have an option to convert these notes into RP common stock at an exchange ratio of $0.25 per share on the same terms as the holder of the Subordinated Note.

     Using the Black Scholes option pricing model, a value of $433,000 was calculated for the warrants granted to the Johnston Foundation. The warrants granted to the holders of the Additional Subordinated Notes were determined to have no value. The value of the Johnston Foundation warrants have been accounted for as a discount on the Subordinated Note. The full amount of the discount was recorded as additional paid-in capital in October 2001. The discount is being amortized using the effective interest method over the twelve month term of the Subordinated Note. During the three months ended November 30, 2001 and February 28, 2002, amortization expense of $35,000 and $106,000, respectively, was recorded as a component of interest expense in the statements of operations.

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

                                        THREE MONTHS ENDED                             NINE MONTHS ENDED
                                         FEBRUARY 28, 2002                             FEBRUARY 28, 2002
                          --------------------------------------------    --------------------------------------------
                         GOLF CLUB   GOLF CLUB      (A)                  GOLF CLUB   GOLF CLUB      (A)
                           SHAFTS      GRIPS    UNALLOCATED    TOTAL       SHAFTS      GRIPS    UNALLOCATED    TOTAL
                          --------    --------    --------    --------    --------    --------    --------    --------
     Net sales            $  4,572    $  1,034    $     --    $  5,606    $ 14,216    $  2,530    $     --    $ 16,746
     Operating
       (loss)/Income          (265)         51        (271)       (485)     (1,071)       (273)     (1,158)     (2,502)
     Depreciation              157          57          --         214         479         162          --         641
     Interest expense          202          15         106         323         524          41         141         706

     Total assets for reportable segments                                 $ 14,415    $  9,822    $     --    $ 24,237
     Elimination of investment in subsidiary                                                                    (5,894)
                                                                                                              --------
     Consolidated total assets                                                                                $ 18,343
                                                                                                              ========

     (A) Unallocated for the three and nine-month periods ended February 28, 2002 includes costs associated with a corporate restructuring and accretion of discount on subordinated debt which are not allocated to the operating segments.

                                       THREE MONTHS ENDED                              NINE MONTHS ENDED
                                        FEBRUARY 28, 2001                              FEBRUARY 28, 2001
                          --------------------------------------------    --------------------------------------------
                         GOLF CLUB   GOLF CLUB                           GOLF CLUB   GOLF CLUB      (B)
                           SHAFTS      GRIPS    UNALLOCATED    TOTAL       SHAFTS      GRIPS    UNALLOCATED    TOTAL
                          --------    --------    --------    --------    --------    --------    --------    --------
     Net sales            $  6,804    $    911    $     --    $  7,715    $ 17,368    $  2,817    $     --    $ 20,185
     Operating
       (loss)/Income           560        (152)         --         408          (6)       (899)        (79)       (984)
     Depreciation and
       amortization            141         143          --         284         406         391          --         797
     Interest expense          246          29          --         275         571          67          --         638

     Total assets for reportable segments                                 $ 15,452    $ 16,475    $     --    $ 31,927
     Elimination of investment in subsidiary                                                                    (5,959)
                                                                                                              --------
     Consolidated total assets                                                                                $ 25,968
                                                                                                              ========

     (B)  Unallocated for the nine-month period ended February 28, 2001 includes
          legal  and  other   professional   fees  associated  with  a  proposed
          acquisition which are not allocated to the operating segments.

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

     Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA has performed site assessments and taken samples from the property of the FMP plant. A report has been issued setting out the results of that assessment. Pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company believes that the environmental issues identified would fall within the scope of the Act or other provisions of the acquisition agreement that would require them to be addressed by Brunswick. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

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

     Environmental expenses related to the various matters discussed above totaled $15,000 and $85,000 during the three-month periods ended February 28, 2002 and 2001, respectively, and $60,000 and $240,000 during the nine-month periods ended February 28, 2002 and 2001, respectively. In addition, the Company has incurred $213,000 of capital expenditures related to these matters for the nine months ended February 28, 2002.

10.  VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:

     As of May 31, 2001, the Company had recorded deferred tax assets of $806,000, net of a valuation allowance of $1,745,000. Due to the loss recognized during the three months ended August 31, 2001 and the expected losses to be incurred during the fiscal year ending May 31, 2002, including corporate restructuring charges, management concluded that it would be unlikely that the Company would generate taxable income during the fiscal year ending May 31, 2002. Therefore, the valuation allowance was increased to fully offset the recorded deferred tax assets based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. This increase in the valuation allowance on deferred tax assets is reflected as a provision for income taxes of $806,000 during the nine months ended February 28, 2002 in the accompanying statement of operations.

11.  ACCOUNTING FOR GOODWILL:

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No. 142 during its fiscal quarter ended August 31, 2001. Therefore, amortization of goodwill was suspended effective June 1, 2001. The following table presents the pro-forma financial results for the three and nine-month periods ended February 28, 2001 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                            FEBRUARY 28,2001    FEBRUARY 28,2001
                                            ----------------    ----------------
     Reported net income (loss)                 $   151             $  (946)
     Add back amortization of goodwill              111                 332
                                                -------             -------
     Adjusted net income (loss)                 $   262             $  (614)
                                                =======             =======

     Reported basic and diluted net income
     (loss) per share                           $  0.03             $ (0.17)
     Add back goodwill amortization per share      0.02                0.06
                                                -------             -------
     Adjusted basic and diluted net income
     (loss) per share                           $  0.05             $ (0.11)
                                                =======             =======

     In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment as of June 1, 2001. Goodwill of $10,418,000 had been recorded in conjunction with the RG Acquisition. This balance was subsequently reduced by $1,392,000 due to utilization of pre-acquisition net operating tax loss carryforwards and by amortization expense totaling $1,839,000. Goodwill was assigned to the Company's golf club grip business segment. A fair value measurement of the grip segment was computed by applying a market multiple to the projected segment cash flows. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $1,250,000 was calculated for the segment which was lower than the recorded goodwill of $7,187,000. Therefore, during the three months ended August 31, 2001, an impairment was recorded in the amount of $5,937,000 which is reflected as the cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the nine months ended February 28, 2002. There was no income tax effect of this change in accounting principle.

     The recorded impairment loss is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS No.
     142. The following table provides a reconciliation of the recorded goodwill during the period from May 31, 2001 to February 28, 2002 (in thousands):

     Balance as of May 31, 2001                                    $ 7,187
     Impairment loss recorded                                       (5,937)
                                                                   -------
     Balance as of February 28, 2002                               $ 1,250
                                                                   =======

12.  CORPORATE RESTRUCTURING:

     In September 2001, the Company's board of directors approved a restructuring plan designed to streamline operations and reduce expenses. The restructuring includes staff reductions and anticipates a decrease in operating expenses resulting from the consolidation of the corporate headquarters leased in Scottsdale, Arizona to the manufacturing facility which the Company owns in Torrington, Connecticut. The Company expects to incur expenses of approximately $1,250,000 related to the restructuring during the current fiscal year. The Company estimates that the restructuring will provide annualized savings in excess of $1,000,000 subsequent to the completion of all phases of the plan.

     During the nine months ended February 28, 2002, the Company recorded a restructuring charge of $1,158,000 for various costs related to the restructuring as detailed in the following table. Of the amount expensed to date, $1,135,000 represents estimated cash costs, of which $368,000 has been paid through February 28, 2002.

     Employee severance                                          $  656,000
     Lease obligation                                               253,000
     Employee hiring and relocation costs                           162,000

     Other                                                           87,000
                                                                 ----------
                                                                 $1,158,000
                                                                 ==========

     The employment of approximately 25 individuals who performed administrative, sales, marketing, customer service and accounting functions at the Company's corporate headquarters in Scottsdale, Arizona was terminated as a result of the restructuring. The affected employees will receive severance benefits totaling $656,000.

     The lease term of the Company's former corporate headquarters in Scottsdale, Arizona continues through May 2004. The Company's monthly rent is approximately $17,000, net of sub-leases, and the aggregate rental obligation over the remaining term of the lease as of February 28, 2002 is $615,000. The Company is in negotiations with the Company's landlord and a tenant who currently sub-leases space in the Company's former corporate headquarters to have the tenant assume the Company's lease, effective May 15, 2002. This agreement calls for the Company to pay its landlord $128,000 in four monthly installments in consideration of being released from any further obligations under the lease. The Company expects the agreement to be executed during April 2002. The total amount of the corporate restructuring charge attributable to the lease termination is $253,000.

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

Forward-looking statements are based on the current beliefs and expectations of the Company's management and are subject to significant risks, uncertainties and other factors, which may cause actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect the Company's results and cause them to be materially different from those contained in the forward-looking statements include: uncertainties relating to general economic conditions; the Company's dependence on discretionary consumer spending; the Company's dependence on demand from original equipment manufacturers ("OEMs"); the Company's dependence on international sales; the cost and availability of raw materials; the timeliness and market acceptance of the Company's new product introductions; the competitive environment in which the Company operates; seasonality of sales, which results in fluctuations in operating results; the Company's ability to protect its intellectual property rights; the Company's reliance on third party suppliers; changes in the financial markets relating to the Company's capital structure and cost of capital; increased costs related to environmental regulations and/or the failure of third parties to fulfill their indemnification and remediation obligations to the Company; work stoppages or slowdowns; the Company's ability to successfully launch new products; the willingness of the Company's lenders to modify the terms of existing credit facilities and other factors that management is currently unable to identify or quantify, but may arise or become known in the future. A discussion of these and other factors that could cause the Company's results to differ materially from those described in the forward-looking statements can be found in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

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

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2001--

NET SALES. Net sales for the three months ended February 28, 2002 were $5,606,000, a decrease of $2,109,000 or 27% from net sales of $7,715,000 during the corresponding period in 2001. Net sales of golf club shafts decreased by $2,232,000 or 33% and net sales of golf club grips increased by $123,000 or 14%. The Company has experienced an overall decline in sales and a shift in the mix of products sold which management attributes to the softening economy and a lower demand for high-end sports and leisure consumer products. Sales of the Company's higher priced, pro grade golf club shafts decreased 34% during the three months ended February 28, 2002 compared to the corresponding period in 2001. Alternatively, sales of the Company's lower priced, commercial grade golf club shafts increased 96% during the period. This change in product mix has negatively impacted the Company's average selling prices and profit margins. Additionally, sales of golf club shafts and grips to the Company's exclusive Japanese distributor declined significantly during the three months ended February 28, 2002 compared to the corresponding period in 2001. The Japanese distributor has experienced a decline in its business which it attributes to the slow general economic conditions in Asia and declines in orders from certain of its OEM customers.

COST OF SALES. Cost of goods sold for the three months ended February 28, 2002 was $4,539,000, a decrease of $1,119,000 or 20% from cost of goods sold of $5,658,000 during the corresponding period in 2001 primarily as a result of lower total net sales. The cost of golf club shafts sales decreased by $966,000 or 23% and the cost of golf club grips sales increased by $30,000 or 4%. Reduced production at the Company's manufacturing facility during the three months ended February 28, 2002 compared to the corresponding period last year resulted in fixed manufacturing costs being spread over a decreased number of units and a higher unit cost for the shafts manufactured.

GROSS  PROFIT.  Gross profit for the three  months  ended  February 28, 2002 was
$1,067,000,  a decrease  of $990,000  or 48% under  gross  profit of  $2,057,000 during the corresponding period in 2001. Gross profit from sales of golf club shafts decreased by $1,083,000 or 58% to $793,000. Expressed as a percentage of sales, the gross profit from sales of golf club shafts decreased from 28% to 17%. Gross profit during the three months ended February 28, 2002 was negatively impacted by a change in the mix of products sold and a reduction in manufacturing output as compared to the corresponding period in 2001. Gross profit from sales of golf club grips increased by $93,000 or 51% to $274,000. Expressed as a percentage of sales, the gross profit from sales of golf club grips increased from 20% to 26% due to reduced unit cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended February 28, 2002 were $1,266,000, a decrease of $177,000 or 12% from selling, general and administrative expenses of $1,443,000 during the corresponding period in 2001. This decrease is primarily due to reduced spending on television and print advertising during the current fiscal year.

ENVIRONMENTAL COSTS. Costs related to various environmental matters were $15,000 and $85,000 during the three-month periods ended February 28, 2002 and 2001, respectively (see Note 9 to the condensed consolidated financial statements).

RESTRUCTURING COSTS. An expense of $271,000 was recorded during the three months ended February 28, 2002 related to a corporate restructuring (see Note 12 to the condensed consolidated financial statements).

NONRECURRING EXPENSES. There were no significant nonrecurring expenses during the three months ended February 28, 2002 and 2001.

AMORTIZATION OF GOODWILL. As discussed in Note 11 to the condensed consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 effective June 1, 2001 and eliminated goodwill amortization expense as of that date. Amortization expense during the three months ended February 28, 2001 was $111,000.

INTEREST EXPENSE. Interest expense increased from $275,000 to $323,000 during the three-month periods ended February 28, 2002 and 2001, respectively. The increase is attributable to the non-cash accretion of discount on subordinated debt totaling $106,000 (see Note 7 to the condensed consolidated financial statements) offset by a significant decline in the prime interest rate.

OTHER INCOME. Other income of $1,000 and $73,000 for the three-month periods ended February 28, 2002 and 2001, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technologies and products. The royalty stream on one headwear contract expired in May 2001, which resulted in a decrease in reported income during the three months ended February 28, 2002.

PROVISION FOR INCOME TAXES. A tax provision of $55,000 was recorded during the three months ended February 28, 2001. Taxes were provided based on the estimated effective tax rate for the year which considered the effect of nondeductible goodwill amortization. No tax benefit has been provided on the loss during the three months ended February 28, 2002 based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109 (see Note 10 to the condensed consolidated financial statements).

NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2001--

NET SALES. Net sales for the nine months ended February 28, 2002 were $16,746,000, a decrease of $3,439,000 or 17% from net sales of $20,185,000 during the corresponding period in 2001. Net sales of golf club shafts decreased by $3,152,000 or 18% and net sales of golf club grips decreased by $287,000 or 10%. The Company has experienced an overall decline in sales and a shift in the mix of products sold which management attributes to the softening economy and a lower demand for high-end sports and leisure consumer products. Sales of the Company's higher priced, pro grade golf club shafts decreased during the nine months ended February 28, 2002 compared to the corresponding period in 2001. Alternatively, sales of the Company's lower priced, commercial grade golf club shafts increased during the period. This change in product mix has negatively impacted the Company's average selling prices and profit margins. Additionally, sales of golf club shafts and grips to the Company's exclusive Japanese distributor declined significantly during the nine months ended February 28, 2002 compared to the corresponding period in 2001. The Japanese distributor has experienced a decline in its business, which it attributes to the slow general economic conditions in Asia and declines in orders from certain of its OEM customers.

COST OF SALES. Cost of goods sold for the nine months ended February 28, 2002 was $13,657,000, a decrease of $1,424,000 or 9% from cost of goods sold of $15,081,000 during the corresponding period in 2001 primarily as a result of lower total net sales. The cost of golf club shafts sales decreased by $1,242,000 or 10% and the cost of golf club grips sales decreased by $182,000 or 8%. Included in cost of sales during the nine months ended February 28, 2002 are write-downs totaling $477,000 to reduce the carrying value of certain steel golf club shafts and golf club grips finished goods inventories to estimated net realizable value. Reduced production at the Company's manufacturing facility during the nine months ended February 28, 2002 compared to the corresponding period last year resulted in fixed manufacturing costs being spread over a decreased number of units and a higher unit cost for the shafts manufactured.

GROSS PROFIT. Gross profit for the nine months ended February 28, 2002 was $3,089,000, a decrease of $2,015,000 or 39% from gross profit of $5,104,000 during the corresponding period in 2001. Gross profit from sales of golf club shafts decreased by $1,910,000 or 43% to $793,000. Expressed as a percentage of sales, the gross profit from sales of golf club shafts decreased from 26% to 18%. As discussed above, gross profit from sales of golf club shafts during the nine months ended February 28, 2002 was negatively impacted by a $410,000 write-down to reduce finished goods inventories to estimated net realizable value and gross profit during the nine months ended February 28, 2002 was negatively impacted by a change in the mix of products sold and a reduction in manufacturing output. Gross profit from sales of golf club grips decreased by $105,000 or 17% to $511,000. Expressed as a percentage of sales, the gross profit from sales of golf club grips decreased from 22% to 20%. As discussed above, gross profit from sales of golf club grips during the nine months ended February 28, 2002 was negatively impacted by a $67,000 write-down to reduce finished goods inventories to estimated net realizable value. The decline in gross margin during the nine months ended February 28, 2002 is primarily attributable to fixed costs being spread over lower unit sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended February 28, 2002 were $4,373,000, a decrease of $501,000 or 10% from selling, general and administrative expenses of $4,874,000 during the corresponding period in 2001. This decrease is primarily due to reduced spending on television and print advertising during the current fiscal year.

ENVIRONMENTAL COSTS. Costs related to various environmental matters were $60,000 and $240,000 during the nine-month periods ended February 28, 2002 and 2001, respectively (see Note 9 to the condensed consolidated financial statements).

RESTRUCTURING COSTS. An expense of $1,158,000 was recorded during the nine months ended February 28, 2002 related to a corporate restructuring (see Note 12 to the condensed consolidated financial statements).

NONRECURRING EXPENSES. Nonrecurring expenses during the nine months ended February 28, 2001 include an impairment write-down of $360,000 on equipment held for sale and an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips (see Note 5 to the condensed consolidated financial statements). Additionally, during the nine months ended February 28, 2001, the Company incurred nonrecurring legal and other professional fees of $79,000 associated with the due diligence efforts of a proposed acquisition.

AMORTIZATION OF GOODWILL. As discussed in Note 11 to the condensed consolidated financial statements, the Company adopted SFAS No. 142 effective June 1, 2001 and eliminated goodwill amortization expense as of that date. Amortization expense during the nine months ended February 28, 2001 was $332,000.

INTEREST EXPENSE. Interest expense increased from $638,000 to $706,000 during the nine-month periods ended February 28, 2002 and 2001, respectively. The increase is attributable to the non-cash accretion of discount on subordinated debt totaling $141,000 (see Note 7 to the condensed consolidated financial statements) offset by a significant decline in the prime interest rate.

OTHER INCOME. Other income of $58,000 and $159,000 for the nine-month periods ended February 28, 2002 and 2001, respectively, is principally comprised of royalties earned on sales of headwear products as well as royalty fees from other contracts which license certain Company technologies and products. The royalty stream on one headwear contract expired in May 2001, which resulted in a decrease in reported income during the nine months ended February 28, 2002.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. A tax benefit of $517,000 was recorded on the loss during the nine months ended February 28, 2001. Taxes were provided based on the estimated effective tax rate for the year which considered the effect of nondeductible goodwill amortization. As discussed in Note 10 to the condensed consolidated financial statements, the valuation allowance was increased to fully offset the recorded deferred tax assets during the nine months ended February 28, 2002 based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. This increase in the valuation allowance resulted in a provision for income taxes of $806,000 during the nine months ended February 28, 2002.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As discussed in Note 11 to the condensed consolidated financial statements, the Company adopted SFAS No. 142 effective June 1, 2001. In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment under the newly established guidelines. A charge in the amount of $5,937,000 was recorded for the calculated impairment, which is reflected as the cumulative effect of change in accounting principle in the condensed consolidated statement of operations for the nine months ended February 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES--

At February 28, 2002, the Company had working capital of $4,279,000 and a current ratio of 1.6 to 1 as compared to working capital of $7,719,000 and a current ratio of 3.1 to 1 at May 31, 2001. The Company historically experiences a decline in working capital during the third fiscal quarter resulting from a seasonal reduction in sales during the fall and winter months.

During the nine months ended February 28, 2002, net cash provided by operating activities was $49,000, which primarily resulted from a decrease in accounts receivable of $839,000 and an increase in accounts payable and accrued expenses of $2,008,000. The net loss of $9,893,000, was reduced by several non-cash expenses including an impairment of goodwill of $5,937,000, an increase in the valuation allowance on deferred tax assets of $806,000 and depreciation of $641,000.

Net cash used in investing activities during the nine months ended February 28, 2002 was $480,000 primarily for the purchase of property, plant and equipment. The Company estimates that capital expenditures for the fiscal year ending May 31, 2002 will be approximately $750,000 including $300,000 for improvements to the wastewater treatment system at the Company's steel golf club shaft manufacturing facility.

Net cash used in financing activities during the nine months ended February 28, 2002 was $858,000 resulting from net repayments of lines-of-credit of $85,000 and repayments of long-term debt of $622,000 offset by proceeds of $1,525,000 from the issuance of subordinated debt. The Company is investigating certain potential acquisitions. Any potential acquisitions may require the use of existing capital resources, assumption of debt or issuance of new debt instruments, any of which could adversely impact the Company's liquidity and capital resources.

The Company's bank borrowing arrangements are described in Note 6 to the condensed consolidated financial statements contained herein.

A description of the Company's October 26, 2001 subordinated note financing with The Johnston Family Charitable Foundation and the February 28, 2002 private placement subordinated promissory notes is contained in Note 7 to the condensed consolidated financial statements contained herein.

The Company believes that its existing capital resources and available credit lines are sufficient to fund its operations and capital requirements of current business segments as presently planned over the next twelve months. The Company's future cash requirements will depend upon a number of factors, including its costs and productivity in manufacturing and procuring, and its success in selling during the upcoming spring and summer seasonal sales period.

Management anticipates an improvement in sales, operating income and cash flows during this period similar to that which the Company has experienced in prior years. Additionally, management anticipates that cost savings will be derived from its ongoing corporate restructuring. If these anticipated improvements and cost savings fail to occur, the Company may be required to seek additional sources of financing to meet its current debt obligations. The Company recently sought additional sources of financing and found that availability is limited. It therefore turned to its Board of Directors for additional subordinated indebtedness and also obtained an additional guaranty from an affiliate of its Chairman, as described in Notes 6 and 7 of the condensed consolidated financial statements. The Company lacks financial flexibility in the form of excess assets to convert into cash. If the Company is required to seek additional financing and encounters similarly limited sources, it may be required to issue debt or equity instruments which may include terms less favorable than those in the Company's existing capital structure. Such developments could adversely impact the Company's profitability and liquidity or dilute the ownership interests of existing stockholders.

In September 2001, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's common stock did not maintain a minimum market value of public float of $5,000,000 over the preceding 30 consecutive trading days. The Company was given 90 days to regain compliance with this continued listing requirement of The Nasdaq National Market. In October 2001, the Company was instructed to disregard this notification because Nasdaq had implemented a moratorium on the market value of public float requirement until January 2, 2002. Nasdaq announced that it has reinstated this requirement effective January 3, 2002.

On February 15, 2002 the Company received a Nasdaq Staff Determination that the Company did not comply with either the minimum net tangible asset or minimum stockholders equity set forth in Marketplace Rule 4450(a)(3). The Company did not appeal the Staff Determination and the Company's common stock was delisted from The Nasdaq National Market at the opening of business on February 25, 2002. The Company commenced trading its common stock on the OTC Bulletin Board on the opening of business on February 25, 2002.

ENVIRONMENTAL MATTERS --

For a discussion of relevant environmental issues, see Note 9 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUANTITATIVE INFORMATION REGARDING MARKET RISK.

At February 28, 2002, the Company did not participate in any market risk sensitive financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107 except for The Johnston Family Charitable Foundation subordinated note and the Additional Subordinated Notes (see Note 7 to the condensed consolidated financial statements) for which management believes it is not practical to estimate fair value. The Company holds no investment securities that would require disclosure of market risk.

QUALITATIVE INFORMATION REGARDING MARKET RISK.

The Company's primary market risk exposure relates to its variable rate debt obligations that are described in Note 6 to the condensed consolidated financial statements. A one-percent change in the prime lending rate would have an effect of approximately $19,000 and $58,000 on interest expense for the three and nine-month periods ended February 28, 2002, respectively.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On February 28, 2002, in a private transaction exempt under Section 4(2) of the Securities Exchange Act of 1933, as amended, the Company issued to certain members of the Board of Directors of the Company or such individuals' affiliated entities, warrants to purchase up to 102,000 shares of common stock of the Company and a subordinated note in the amount of $425,000, without sales commissions. The transaction, including the terms of conversion of the subordinated note and of exercise of the warrant, is described in Note 7 to the condensed consolidated financial statements.

     The November 13, 2001 and April 10, 2002 amendments to the Company's bank borrowing facilities described in Note 6 to the condensed consolidated financial statements continue to subject the Company to financial and other covenants which, among other things, limit the repayment of subordinated debt and the payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The Company's indebtedness is described in the financial statements and notes thereto, and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report. Under that indebtedness, as of April 2, 2002, the Company failed to pay when due its overadvance provided by the lender. Subsequently, the Company and its lender reached agreement with respect to (a) changes to the credit availability, (b) certain increased charges and (c) waiver of certain defaults, all as set forth in the credit amendments filed with this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Incorporated by reference to Report on Form 8-K dated January 28, 2002 in which results of voting of the January 28, 2002 stockholders meeting were reported.

ITEM 5. OTHER INFORMATION.

     Originally, on January 25, 2002, Royal Precision, Inc. (the "Company") received a letter from its independent public accountant, Arthur Andersen LLP ("Andersen") stating that the client-auditor relationship between Andersen and the Company will cease upon completion of the quarterly review for the quarter ending February 28, 2002 and the Company filed a Current Report on Form 8-K with respect to such matter. On March 29, 2002, Andersen orally notified the Company that, notwithstanding Andersen's commitment contained in their January 25 letter, Andersen had subsequently decided not to perform any further accounting services for the Company. As previously reported, the Company is in the process of selecting new accountants, which it has not finalized. The Company intends to do so shortly. In accordance with Release No. 34-45589 under the Securities Exchange Act of 1934, as amended ("Release 34-45589"), the interim financial statements contained in this Quarterly Report on Form 10-Q have not been reviewed by an independent public accountant. Those financial statements will be reviewed by the Company's new accountants after selection and, if in the opinion of such accountants, any changes are required, the Company will file an amended Report on Form 10-Q in accordance with, and within the time required by, Release 34-45589.

On April 10, 2002, at the same time that the Company amended its credit agreements, at the request of the Company's lender, the Johnston Family Charitable Foundation converted its $1,250,000 of subordinated indebtedness and accrued interest through March 31, 2002 into 5,113,972 shares of Common Stock of the Company pursuant to the terms of a Conversion Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     (3) Certificate of Incorporation and Bylaws

     Exhibit 3.1. Second Amended and Restated Certificate of Incorporation of Royal Precision, Inc. (as filed with the Secretary of State of Delaware on February 5, 2002) (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated January 28, 2002).

     Exhibit  3.2.  Amended  and  Restated  Bylaws  of  Royal  Precision,   Inc.
(incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated January 28, 2002).

     (4) Instruments Defining the Rights of Security Holders

     Exhibit 4. 1. See Articles FOUR, FIVE and SEVEN of the Amended and Restated Certificate of Incorporation at Exhibit 3.1.

     Exhibit 4.2. See Article I, Sections 2.1 and 2.2 of Article II and Sections
7.3 and 7.10 of Article  VII of the Bylaws of Royal  Precision,  Inc. at Exhibit
3.2.

     (10) Material Contracts.

     Exhibit 10.1. Ninth Amendment to Credit and Security Agreement and Waiver of Defaults between FM Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc. dated April 10, 2002.

     Exhibit 10.2. Tenth Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults between Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc. dated April 10, 2002.

     Exhibit 10.3. Form of Subordination Agreement dated April 10, 2002, between the Company and Christopher A. Johnston, John C. Lauchnor, Charles S. Mechem, Jr., DWR, Custodian for Kenneth Warren, Attorney at Law, fbo Kenneth J. Warren, VIP Plus Profit Sharing Plan, and the Johnston Family Living Trust for the benefit of Wells Fargo Business Credit, Inc. (see Exhibit 10.5 which was included as Exhibit A to Subordination Agreement).

     Exhibit 10.4. Guaranty dated April 10, 2002 of the Johnston Family Living Trust.

     Exhibit 10.5. Form of Subordinated Promissory Note of the Company issued to several lenders with schedule setting forth material details in which such documents differ from the form attached (incorporated by reference to Exhibit 15 of Schedule 13D of Richard P. Johnston, et al, dated March 28, 2002 (the "March 28 13D")).

     Exhibit 10.6. Form of Warrant issued to various persons with schedule setting forth material details in which such documents differ from the form (incorporated by reference to Exhibit 16 of the March 28 13D).

     Exhibit 10.7. Conversion Agreement between the Johnston Family Charitable Foundation and the Company dated March 11, 2002 (incorporated by reference to Exhibit 3 to Amendment No. 3 of Schedule 13D of Richard P. Johnston, et al, filed March 22, 2002 ("13D Amendment No. 3")).

     Exhibit 10.8. Designation Agreement between the Johnston Family Charitable Foundation and the Company dated March 1, 2002 which entitles the Foundation to appoint a director designee to the Board of Directors of the Company (incorporated by reference to Exhibit 2 of 13D Amendment No. 3).

     Exhibit 10.9. Guaranty Agreement dated March 19, 2002 between the Company and the Johnston Family Living Trust (incorporated herein by reference to Exhibit 13 to Amendment No. 4 of Schedule 13D of Richard P. Johnston, et al, dated March 28, 2002 ("13D Amendment No. 4")).

     Exhibit 10.10. Warrant issued to the Johnston Family Living Trust dated March 19, 2002 (incorporated by reference to Exhibit 14 to 13D Amendment No.4).

     Exhibit 10.11. Registration Rights Agreement dated February 26, 2002 among the Johnston Family Living Trust, Christopher A. Johnston, DWR, Custodian for Kenneth Warren, Attorney at Law, fbo Kenneth J. Warren, VIP Plus Profit Sharing Plan, John C. Lauchnor, Charles S. Mechem, Jr., and the Company (incorporated by reference to Exhibit 23 to the March 28 13D).

     (b) Reports on Form 8-K.

     Reports on Form 8-K were filed by the Registrant as follows:

          (i) Report dated January 25, 2002, in response to Item 4, Changes in Registrant's Certifying Accountant, reporting on the receipt of a letter from the Company's independent public accountant, Arthur Andersen LLP ("Andersen") stating that the client-auditor relationship between Andersen and the Company would cease upon completion of the quarterly review for the quarter ending February 28, 2002.

          (ii) Report dated January 28, 2002, in response to Item 5, Other Events, in which results of voting of the January 28, 2002 stockholders meeting were reported.

          (iii) Report dated February 21, 2002, in response to Item 9, Regulation FD Disclosure, reporting on the Company's delisting from trading on Nasdaq and completion of a private placement of securities with certain members of the Board of Directors of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYAL PRECISION, INC.


Date: April 12, 2002                    By: /s/ John C. Lauchnor
                                            ------------------------------------
                                            John C. Lauchnor, President
                                            (duly authorized officer)


                                        By: /s/ Frank W. Mertes
                                            ------------------------------------
                                            Frank W. Mertes, Vice President -
                                            Finance (chief financial officer)

                                  EXHIBIT INDEX

                                                                     PAGE IN
                                                                   SEQUENTIALLY
EXHIBIT                                                            NUMBERED COPY
-------                                                            -------------

3.1       Second    Amended   and   Restated    Certificate    of       *
          Incorporation of Royal Precision, Inc. (as filed with the Secretary of State of Delaware on February 5, 2002)
          (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated January 28, 2002).

3.2       Amended and Restated  Bylaws of Royal  Precision,  Inc.       *
          (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated January 28, 2002)

4.1       See  Articles  FOUR,  FIVE and SEVEN of the Amended and
          Restated Certificate of Incorporation of the registrant at Exhibit 3.1.

4.2       See Article I,  Sections  2.1 and 2.2 of Article II and
          Sections  7.3 and 7.10 of Article  VII of the Bylaws of
          Royal  Precision,  Inc.  (incorporated  by reference to
          Exhibit 3.2 to the Form S-4).

10.1      Ninth  Amendment to Credit and Security  Agreement  and      _____
          Waiver  of   Defaults   between   FM   Precision   Golf
          Manufacturing  Corp., FM Precision Golf Sales Corp. and
          Wells Fargo Business Credit, Inc. dated April 10, 2002,

10.2      Tenth  Amendment  to Amended  and  Restated  Credit and      _____
          Security Agreement and Waiver of Defaults between Royal
          Grip, Inc., Royal Grip Headwear Company and Wells Fargo
          Business Credit, Inc. dated April 10, 2002.

10.3      Form  of  Subordination   Agreement   dated   April 10,      _____
          2002,  between the Company and Christopher A. Johnston,
          John  C.  Lauchnor,   Charles  S.  Mechem,   Jr.,  DWR,
          Custodian  for Kenneth  Warren,  Attorney  at Law,  fbo
          Kenneth J. Warren,  VIP Plus Profit  Sharing Plan,  and
          the  Johnston  Family  Living  Trust for the benefit of
          Wells  Fargo  Business Credit, Inc. (see  Exhibit  10.5
          which was  included as  Exhibit A to  the Subordination
          Agreement).

10.4      Guaranty  dated April 10, 2002 of the  Johnston  Family      _____
          Living Trust

10.5      Form of  Subordinated  Promissory  Note of the  Company        *
          issued to several lenders with schedule setting forth material details in which such documents differ from the form attached (incorporated by reference to Exhibit
          15 of Schedule 13D of Richard P. Johnston, et al, dated
          March 28, 2002 (the "March 28 13D")).

10.6      Form of Warrant issued to various persons with schedule        *
          setting forth material details in which such documents differ from the form (incorporated by reference to Exhibit 16 of the March 28 13D).

10.7      Conversion   Agreement   between  the  Johnston  Family        *
          Charitable  Foundation  and the Company dated March 11,
          2002   (incorporated  by  reference  to  Exhibit  3  to
          Amendment No. 3 of Schedule 13D of Richard P. Johnston, et al, filed March 22, 2002 ("13D Amendment No. 3")).

10.8      Designation   Agreement  between  the  Johnston  Family        *
          Charitable  Foundation  and the Company  dated March 1,
          2002  which   entitles  the  Foundation  to  appoint  a
          director designee to the Board of Directors of the Company (incorporated by reference to Exhibit 2 of 13D
          Amendment No. 3).

10.9      Guaranty  Agreement  dated March 19,  2002  between the        *
          Company   and  the   Johnston   Family   Living   Trust
          (incorporated herein by reference to Exhibit 13 to Amendment No. 4 of Schedule 13D of Richard P. Johnston, et al, dated March 28, 2002 ("13D Amendment No. 4"))

10.10     Warrant  issued to the  Johnston  Family  Living  Trust        *
          dated March 19, 2002 (incorporated by reference to Exhibit 14 to 13D Amendment No.4).

10.11     Registration  Rights  Agreement dated February 26, 2002        *
          among the Johnston Family Living Trust,  Christopher A.
          Johnston, DWR, Custodian for Kenneth Warren, Attorney at Law, fbo Kenneth J. Warren, VIP Plus Profit Sharing
          Plan, John C. Lauchnor, Charles S. Mechem, Jr., and the
          Company (incorporated by reference to Exhibit 23 to the March 28 13D).

* Incorporated by reference.