Form 10-K
period 2002-05-31
ROYAL PRECISION INC
filed 2002-08-26
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  Annual Report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended: May 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to __________

Commission file number: 0-22889

                              ROYAL PRECISION, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                 06-1453896
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

    535 Migeon Avenue, Torrington, CT                       06790
(Address of Principal Executive Offices)                 (Zip Code)

                                 (860) 489-9254
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on August 16, 2002, based on a market price of $.25 per share, was $611,498.

     The number of shares of Common Stock outstanding on August 16, 2002 was 12,718,877.

     Documents incorporated by reference: None

                                     PART I

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Management believes that this Form 10-K includes forward-looking statements which reflect the views of the Company with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, statements concerning the Company's future results from operations; the adequacy of existing capital resources and credit lines; anticipated future customer orders; anticipated future capital expenditures; anticipated costs of environmental matters at our manufacturing facilities and expectations regarding future environmental reports; and our ability to generate sufficient cash flow from operations to repay indebtedness and fund operations. Statements in this Form 10-K, including the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are included in Exhibit 99.1 hereto. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS.

     Royal Precision, Inc. ("RP") is a holding company that conducts its business operations through its three wholly-owned subsidiaries (collectively the "Company"), which are FM Precision Golf Manufacturing Corp. ("FMP"), FM
Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG"). In addition, RG has a wholly-owned subsidiary, Royal Grip Headwear Company. RP, FMP and FMP Sales were incorporated in Delaware on May 3, 1996 by a group of investors who acquired, through such companies, substantially all of the assets of the golf club shaft manufacturing business of Brunswick Corporation. RP acquired RG, a Nevada corporation, on August 29, 1997 (the "RG Acquisition").

PRINCIPAL PRODUCTS; MARKETS

     The Company sells two main types of products, golf club shafts and golf club grips.

     GOLF CLUB SHAFTS. The Company designs, manufactures and distributes steel golf club shafts, sales of which represented 81%, 86% and 84% of total revenues during the fiscal years ended May 31, 2002, 2001, and 2000, respectively. The Company developed and patented the "Rifle", the first modern stepless steel golf club shaft in the industry (see "Patents and Trademarks" below). Management believes that these shafts are the premier steel shafts available in the market today due to their patented internal and external design characteristics which result in superior performance, consistency and strength compared to other steel golf club shafts. The Company also pioneered, patented, and now licenses the technology of Frequency Coefficient Matching ("FCM") golf club shafts using an electronic analyzer. Management believes that FCM is more accurate than any other sorting method, in that it ensures identical shaft flex from club-to-club throughout a set, allowing the golfer to maintain a consistent, natural swing tempo regardless of the club chosen.

     The Company also designs and distributes graphite golf club shafts, sales of which represented 3% and 0.5% of total revenues during the fiscal years ended May 31, 2002 and 2001, respectively. The Company first introduced a filament wound "Rifle" Graphite shaft in February 2000. During the fiscal year ended May 31, 2001, the Company expanded its line of "Rifle" Graphite shafts to include sheet wrapped products. Management believes that these products have superior consistency properties based on the proprietary filament winding and finishing processes utilized in their manufacture that give the shafts uniform wall thickness and oscillation characteristics.

     GOLF CLUB GRIPS. The Company designs and distributes golf club grips, sales of which represented 16%, 13% and 15% of total revenues during the fiscal years ended May 31, 2002, 2001 and 2000, respectively. In 1989, RG introduced a rubber wrap golf grip that gained widespread acceptance in the golf industry and enabled RG to achieve brand name recognition. The Company currently offers a wide variety of standard and custom models, all of which management believes feature durability and a distinctive feel and appearance. These grips are sold principally into the replacement market which serves those golfers seeking to replace grips that have become worn and slick due to prolonged use.

     Additional information about the Company's reportable business segments is included in Note 16 to the consolidated financial statements.

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

     The Company's top ten customers during the fiscal year ended May 31, 2002, 2001 and 2000 represented 76%, 78% and 75% of total net sales, respectively. The Company's exclusive Japanese distributor is its largest customer and is the only international customer of the Company's top ten customers. See "Principal Suppliers and Customers". The Company also has a presence in Europe, Australia, and Canada through other distributor relationships.

BACKLOG

     As of May 31, 2002, the Company had open orders from customers totaling $5.3 million for shipment during the fiscal year ending May 31, 2003. Open orders as of May 31, 2001 for shipment during the fiscal year ended May 31, 2002 were $4.0 million.

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

     The Company competes primarily with three companies, which manufacture and distribute steel golf club shafts to OEMs. The Company believes that it is the second largest producer of steel shafts, after True Temper Sports, Inc. Management believes that its worldwide market share in steel shafts is approximately 22% while True Temper's market share in steel shafts is believed to be approximately 65%. Other competitors which manufacture steel golf club shafts include Nippon Shaft Co., Ltd. and Far East Machinery Co., Ltd., both of which are located in Asia.

     The Company's principal competitors in the golf club grip market include Eaton/Golf Pride and Lamkin Corp. Management believes that its worldwide market share in golf club grips is approximately 3% while Eaton/Golf Pride's and Lamkin's market shares are believed to be approximately 56% and 20%, respectively.

     The Company competes with several companies, which manufacture and distribute graphite golf club shafts. Management believes that the largest competitors in this fragmented industry segment are Aldila, HST, and True Temper/Grafalloy with 18%, 13%, and 12% of worldwide market share, respectively.

PRINCIPAL SUPPLIERS AND CUSTOMERS

     From January 1997 to February 2000, the Company utilized Acushnet Rubber Company ("Acushnet") as its primary supplier of golf club grips under an exclusive manufacturing and supply agreement. In May 1999, the Company and Acushnet terminated their relationship. The Company has identified several alternative manufacturers and currently purchases its grip inventory from three primary suppliers. Management believes it has an adequate source of supply to meet its current and anticipated future customer needs. However, there can be no assurance that a disruption of supply from any of these companies will not result in the loss of sales and key customers, which would have a material adverse effect on the Company's financial condition and results of operations.

     The Company currently utilizes one manufacturer to supply its inventory of graphite golf club shafts. Management believes that there are other acceptable supply sources at comparable prices and quality. Sales of these products to date have been insignificant to the Company's financial condition and results of operations. However, there can be no assurance that a disruption of supply of inventory will not result in the loss of sales and key customers or hinder the Company's efforts to expand its business into this new product segment.

     The Company has two primary suppliers for strip steel. Although the Company has elected to use two primary suppliers of strip steel, management believes that there are other acceptable supply sources at comparable prices and quality and that the loss of a supplier would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company has a three-year agreement with Precision FM Japan, Ltd. ("Precision FM") which grants exclusive distribution rights for sale of the Company's golf club grips in Japan and certain other Asian countries. The
Company's five-year agreement with Marubeni Corporation ("Marubeni") and Precision Japan, Ltd. ("Precision") which grants exclusive distribution rights for sale of the Company's golf club shafts in Japan and certain other Asian countries, was set to expire in July 2002; however, a six-month extension was signed. Precision FM and Precision are subsidiaries of Marubeni (collectively "Precision Japan"). The grip agreement with Precision Japan will expire in February 2005. Precision Japan may renew the grip agreement for successive two-year terms. The grip agreement is terminable by either party for cause or if they fail to agree upon pricing terms, or by Precision Japan at any time upon six months prior notice to the Company. The Company expects a five-year extension to be signed in the near future. The shaft agreement is terminable by either party for cause or by the Company if Precision Japan fails to meet certain minimum purchase requirements.

     The Company is significantly dependent on sales to Precision Japan, TaylorMade-adidas Golf ("TaylorMade") and Callaway Golf Company ("Callaway") which, in the aggregate, represented 44%, 60% and 50% of the Company's total net sales for the fiscal years ended May 31, 2002, 2001 and 2000, respectively. Precision Japan accounted for 19%, 20% and 27% of total net sales during fiscal 2002, 2001 and 2000, respectively. TaylorMade accounted for 19%, 21% and 18% of total net sales during the fiscal years ended May 31, 2002, 2001 and 2000, respectively. Callaway accounted for 6%, 19 and 9% of total net sales during fiscal 2002, 2001 and 2000, respectively. To reduce its credit risk, the Company requires letter of credit agreements from Precision Japan. The Company does not have supply agreements with TaylorMade or Callaway. The loss of sales to any of these companies could have a significant adverse impact on the Company's financial condition and results of operations.

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

PATENTS, TRADEMARKS

     The Company has obtained a trademark and a utility patent on the manufacture and design of its "Rifle" steel golf club shafts. Management believes that its "Rifle" products are superior to other steel shafts in performance, consistency and strength, which provides the Company a competitive advantage in the golf equipment industry. Management believes that principal shaft patents material to its future success are the following:

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

RESEARCH AND DEVELOPMENT

     The Company's engineering, sales and other staff, together with independent consultants engaged by the Company, work to conceive of new product opportunities by creating prototypes and masters and by working with suppliers and customers to design and produce finished products. New golf club shaft and golf club grip products are tested through the Company's sales force with customers and various tour players. The Company continues to investigate new manufacturing techniques and component materials used in the manufacture of its products. During the fiscal years ended May 31, 2002, 2001 and 2000, the Company spent approximately $0.5 million, $0.8 million and $0.7 million on research and development, respectively.

EMPLOYEES

     As  of  May  31,  2002,  the  Company  had   approximately  200  employees.
Approximately 65% of the Company's work force is covered by a collective bargaining agreement which expires in November 2002. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES.

     The Company's principal executive, administrative and sales offices and its golf club shaft manufacturing and its golf club shaft and golf grip warehousing facility are located at 535 Migeon Avenue, Torrington, Connecticut consisting of approximately 230,000 square feet. The manufacturing facility is owned by the Company subject to a mortgage granted to Wells Fargo Business Credit, Inc. See
Note 8 to the consolidated financial statements.

     The Company's principal executive and administrative offices were located at 15170 North Hayden Road, Suite 1, Scottsdale, Arizona until January 1, 2002. The Company has a lease obligation on this property through May 2004. See Note 7 to the consolidated financial statements.

     The Company also formerly leased approximately 9,000 square feet of warehouse space located at 7861 East Gray Road, Suites 107-111, Scottsdale, Arizona. This facility served as a distribution point from which product was shipped to the Company's West Coast customers. The monthly payment under the lease was approximately $9,000 and the term of the lease expired in November 2001.

     In the opinion of management, the Torrington facilities are suitable and adequate for the Company's intended use and are adequately covered by insurance.

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

     Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA performed an assessment of the FMP plant. A report has been issued setting out the results of that assessment. Pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company believes that the environmental issues identified would fall within the scope of the Act or other provisions of the acquisition agreement that would require them to be addressed by Brunswick. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

     In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant to the Naugatuck River. The Company submitted its response to the NOV in December 2000 and received drafts of a consent order from the DEP in April 2001 and October 2001. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of approximately $225,000, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be diverted from the Naugatuck River. As a result of this study, the Company spent approximately $0.3 million for capital expenditures to comply with the terms of the consent order during the fiscal year ended May 31, 2002. A provision was recorded for the proposed civil penalty and is reflected as a component of Environmental Costs in the accompanying consolidated statement of operations for the fiscal year ended May 31, 2001. However, management believes it is possible that the proposed civil penalty may be reduced when the final consent order is executed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth fiscal quarter.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock has been traded on The OTC Bulletin Board ("OTCBB") under the trading symbol "RIFL.OB" since February 25, 2002. Prior thereto, the common stock was traded on the National Market System of the NASDAQ Stock Market. The prices set forth below reflect the high and low sales prices for shares of common stock for each quarter during the past two fiscal years as reported by the National Market System or OTCBB, respectively, for the relevant period.

                                                          HIGH        LOW
                                                          ----        ---
     FISCAL YEAR ENDED MAY 31, 2002
     First Quarter                                     $   2.53    $  2.00
     Second Quarter                                        2.58       0.70
     Third Quarter                                         1.50       0.20
     Fourth Quarter                                        0.75       0.10

     FISCAL YEAR ENDED MAY 31, 2001
     First Quarter                                     $   3.25    $  1.88
     Second Quarter                                        3.25       1.81
     Third Quarter                                         3.09       1.63
     Fourth Quarter                                        2.35       1.90

     As of August 16, 2002, the Company had approximately 89 holders of record of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below is derived from the Company's consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K (in thousands, except per share data).

                                                       2002        2001        2000       1999       1998
                                                     --------    --------    --------   --------   --------
Net sales                                            $ 23,562    $ 29,997    $ 30,099   $ 23,395   $ 24,973
Income (loss) from continuing operations               (5,793)       (584)        870        276        268
Income (loss) from continuing operations per share      (0.90)      (0.10)       0.15       0.05       0.05
Total assets                                           15,168      25,207      24,942     24,610     25,886
Long-term debt, less current portion                    6,233       7,705       6,027      6,191      3,171
Total liabilities                                      11,596      11,366      10,530     11,158     11,559

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

     Operating results may be affected by certain accounting estimates. The most significant accounting estimates in the financial statements relate to asset valuation allowances (slow moving and obsolete inventories, accounts receivables, property plant and equipment and goodwill) and accruals for restructuring and environmental fees. Management critically evaluates the Companies estimates to establish its reserves and needed accruals. To the extent these estimates change, net income will be affected in the period these changes are determined.

FISCAL YEAR ENDED MAY 31, 2002 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2001--

     NET SALES. Net sales for the fiscal year ended May 31, 2002 were $23.6 million, a decrease of $6.4 million or 21.5% from net sales of $30.0 million in 2001. Net sales of golf club shafts decreased by $6.2 million or 24% and net sales of golf club grips decreased by $0.2 million or 5%. The decrease in golf club shaft sales represents a decline due to reduced sales to a single "OEM" customer from $5.7 million or 22% of net golf shaft sales in 2001 to $1.4 million or 7% of net golf shaft sales in 2002 and due to a decline in the normally strong seasonal net sales in the fourth quarter of each year. Shaft sales for the fourth quarter of 2002 were $5.6 million or 28% of annual net golf shaft sales as compared to $8.7 million or 33% of annual net golf shaft sales in the fourth quarter of 2001. The decreased golf club grip sales is primarily attributable to declines in orders from the Company's exclusive Japanese distributor due to slow general economic conditions in Asia.

     COST OF SALES. Cost of sales for the fiscal year ended May 31, 2002 was $20.5 million, a decrease of $1.5 million or 7% over cost of sales of $22.0 million in 2001. As discussed in Note 2 to the consolidated financial statements, the Company recorded write-downs totaling $1.4 million and $0.5 million to reduce the carrying value of finished goods inventories to estimated net realizable value during the fiscal years ended May 31, 2002 and 2001, respectively. The write-downs related to golf shaft inventories were $1.2 million and $0.4 million in fiscal 2002 and 2001, respectively. The write-downs for golf shafts and golf grips in fiscal 2002 were primarily a result of the production of inventory for anticipated fourth quarter sales that did not materialize due to a slowing of the economy. To mitigate this risk in the future, the Company has instituted a policy that reduces the exposure of building excess inventory. Excluding the write-downs of $1.2 million and $0.4 million related to shaft inventories in fiscal 2002 and 2001, respectively, the cost of golf club shaft sales decreased by $2.4 million or 13% primarily as a result of lower total golf shaft net sales, and increased cost of wages and benefits. Excluding the write-down of $0.2 million and $0.1 million related to grip inventories in fiscal 2002 and 2001 respectively, the cost of golf club grips sales decreased by $0.1 million or 2% as a result of product mix.

     GROSS PROFIT. Gross profit for the fiscal year ended May 31, 2002 was $3.1 million, a decrease of $4.9 million or 62% from gross profit of $8.0 million in 2001. Gross profit from sales of golf club shafts decreased by $4.7 million or 6% to $2.4 million. Excluding the inventory write-downs of $1.2 million and $0.4 million in fiscal 2002 and 2001, respectively, gross profit from sales of golf club shafts decreased by $3.9 million to 18% of sales from 29% of sales last year. This decline in margin is a result of reduced average selling price per shaft, lower total golf shaft net sales and increased cost of wages and benefits.

     Gross profit from sales of golf club grips decreased by $0.2 million or 23% to $0.7 million. Excluding the inventory write-downs of $0.2 million and $0.1 million in fiscal 2002 and 2001, respectively, gross profit from sales of golf grips decreased by $0.1 million to 23% of net golf grip sales from 25% of net golf grip sales last year. This decline in margin relates to a difference in sales mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended May 31, 2002 were $5.7 million, a decrease of $0.9 million, or 14%, from selling, general and administrative expenses of $6.6 million in 2001. This decrease is primarily attributable to a reduction in spending on advertising and marketing in the current year, and on reduced administrative and support personnel as a result of the Company's restructure, which took place in January 2002.

     AMORTIZATION OF GOODWILL. The Company elected to early adopt SFAS no. 142, "Goodwill and Other Intangible Assets" during its fiscal quarter ended August 31, 2001. Therefore, amortization of goodwill was suspended effective June 1, 2001 and amortization expense was $0.0 million for fiscal 2002 as compared to $0.4 million in fiscal 2001.

     RESTRUCTURING COSTS. As discussed in note 7 to the consolidated financial statements, costs totaling $1.3 million were recorded during fiscal year ended May 31, 2002 relating to the consolidation of the corporate headquarters leased in Scottsdale, Arizona to the manufacturing facility which the Company owns in Torrington, Connecticut.

     ENVIRONMENTAL COSTS. As discussed in Note 18 to the consolidated financial statements, costs totaling $20,000 and $0.4 million were incurred related to various environmental matters during the fiscal years ended May 31, 2002 and 2001, respectively. The amount for fiscal 2001 includes a provision for a proposed civil penalty that was stipulated in a draft consent order from the State of Connecticut Department of Environmental Protection which the Company is negotiating to resolve.

     NONRECURRING EXPENSES. As discussed in Note 4 to the consolidated financial statements, expenses totaling $0.1 and $0.5 million were recorded during the fiscal year ended May 31, 2002 and 2001, respectively, to reduce the carrying value of equipment held for sale to estimated net realizable value and to write-off the accumulated costs related to various product development projects.

     INTEREST EXPENSE. Interest expense increased to $1.0 million during the fiscal year ended May 31, 2002 from $0.9 million in 2001. The $0.1 increase is the net result of the non-cash accretion charge of a Subordinated Note discount of $0.2 million and a reduction in the prime lending rate, of which the Company's lines-of-credit and term loans use as a base of prime plus 3.0 to 3.75% in fiscal 2002. The prime rate at May 31, 2002 and 2001 was 4.75% and 7.00%, respectively.

     TERMINATED MERGER EXPENSES. Legal and other professional fees associated with a proposed acquisition of PH Group Inc. totaling $0.1 million were expensed during the fiscal year ended May 31, 2001.

     OTHER INCOME. Other income of $0.1 million and $0.3 million during each of the fiscal years ended May 31, 2001 and 2000, respectively, is principally comprised of royalties earned on sales of Roxxi headwear products as well as royalty fees from other contracts which license certain Company technology and products.

     PROVISION FOR INCOME TAXES. Income tax provisions of $0.8 million and $33,000 were recorded during the fiscal years ended May 31, 2002 and 2001, respectively. As of May 31, 2001, the Company had recorded deferred tax assets of $0.8 million, net of a valuation allowance of $1.7 million. Due to the loss recognized during the fiscal year ending May 31, 2002 the valuation allowance was increased to fully offset the recorded deferred tax assets based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. No adjustments to the valuation allowance on deferred tax assets were recorded during the fiscal year ended May 31, 2001.

FISCAL YEAR ENDED MAY 31, 2001 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2000--

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

     COST OF SALES. Cost of sales for the fiscal year ended May 31, 2001 was $22.0 million, an increase of $1.3 million or 6% over cost of sales of $20.7 million in 2000. As discussed in Note 2 to the consolidated financial statements, the Company recorded write-downs totaling $0.5 million and $0.3 million to reduce the carrying value of finished goods inventories to estimated net realizable value during the fiscal years ended May 31, 2001 and 2000, respectively. Excluding the write-downs of $0.4 million and $0.3 million related to shaft inventories in fiscal 2001 and 2000, respectively, the cost of golf club shaft sales increased by $1.2 million or 7% primarily as a result of higher total net sales, an increased cost of natural gas fuel and higher health and workers' compensation insurance premiums. Excluding the write-down of $0.1 million related to grip inventories, the cost of golf club grips sales decreased by $0.1 million or 5% as a result of lower total net sales.

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

     ENVIRONMENTAL COSTS. As discussed in Note 18 to the consolidated financial statements, costs totaling $0.4 million and $0.1 million were incurred related to various environmental matters during the fiscal years ended May 31, 2001 and 2000, respectively. The amount for fiscal 2001 includes a provision for a proposed civil penalty that was stipulated in a draft consent order from the State of Connecticut Department of Environmental Protection which the Company is negotiating to resolve.

     NONRECURRING EXPENSES. As discussed in Note 4 to the consolidated financial statements, expenses totaling $0.5 million were recorded during the fiscal year ended May 31, 2001 to reduce the carrying value of equipment held for sale to estimated net realizable value and to write-off the accumulated costs related to various product development projects.

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

     PROVISION FOR INCOME TAXES. Income tax provisions of $33,000 and $0.6 million were recorded during the fiscal years ended May 31, 2001 and 2000, respectively. Taxes are provided based on the estimated effective tax rate for the year, which considers the effect of nondeductible goodwill amortization and, during fiscal 2001, the effect of a nondeductible civil penalty for environmental matters. During the fiscal year ended May 31, 2000, the Company utilized approximately $0.5 million of Pre-Acquisition NOLs and also determined that approximately $1.9 million of Pre-Acquisition NOLs were realizable. As such, the Company reduced the valuation allowance on its deferred income tax assets by approximately $0.7 million (see Notes 2 and 12 to the consolidated financial statements). During fiscal 2000, the Company also reduced the valuation allowance on other deferred income tax assets, not related to the RG Acquisition, by approximately $0.2 million. No adjustments to the valuation allowance on deferred tax assets were recorded during the fiscal year ended May 31, 2001.

INFLATION --

     The Company believes that inflation has not had a material impact on its financial condition and results of operations for any of the period presented.

LIQUIDITY AND CAPITAL RESOURCES--

     At May 31, 2002, the Company had working capital of $3.1 million and a current ratio of 1.6 to 1 as compared to working capital of $7.7 million and a current ratio of 3.1 to 1 at May 31, 2001.

     As of August 16, 2002 the Company refinanced its bank debt. The effects of the refinancing have been retroactively applied to May 31, 2002. The interest rates on the refinanced debt are 1% to 4% lower than the prior rates. Prior to the August 2002 refinancing the Company was not in compliance with certain financial covenants, but was successful in obtaining the necessary waivers and amendments in August 2001, February 2002 and May 2002, to remedy such defaults. Although the Company believes it will be in compliance with the covenants under the refinancing, there can be no assurance that the Company would be able to obtain any necessary waivers or amendments upon the occurrence of any future incidence of noncompliance with loan covenants. As such, any instance of noncompliance could have a material adverse effect on the Company's financial condition.

     As refinanced, the Company's bank credit facility includes two lines of credit and two term loans. The outstanding principal balance of the term loans at May 31, 2002 was $2.5 million. The term loans are due in monthly principal installments of $53,517 until August 2004 with a final principal payment of $1,030,150 at their maturity in September 2004. The term loans bear interest at rates ranging from prime plus 3.25% to prime plus 3.75%. The outstanding balance on the lines of credit at May 31, 2002 was $4.6 million and the lines of credit are subject to renewal in July 2003. Amounts borrowed under the lines of credit bear interest at rates ranging from prime to prime plus 3.0%.

     During the fiscal year ended May 31, 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note (the "Subordinated Note") for $1,250,000 and warrants to purchase up to 300,000 shares of common stock at $0.25 per share. An estimated fair value of $433,000 was assigned to the warrants. Subsequently, during the remainder of the current fiscal year, the Johnston Foundation exercised warrants to purchase 147,808 shares of common stock for $37,000 and converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of common stock.

     Also, during the fiscal year ended May 31, 2002, the Company issued additional subordinated promissory notes (the "Additional Subordinated Notes") of $425,000 to certain members of the Board of Directors of the Company or such individuals' affiliated entities. These notes bore interest at a stated fixed annual rate of 13%. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of common stock at $0.25 per share. The warrants granted to the holders of the Additional Subordinated Notes were determined to have no value. In connection with the August 12, 2002 refinancing, the Additional Subordinated Notes and accrued interest of $16,070 were converted into 1,764,280 shares of common stock. Accordingly, the Additional Subordinated Notes have been classified as long-term debt as of May 31, 2002.

     The Company believes that its existing lines of credit are sufficient to fund the planned operating needs for its business over the next twelve months. Existing lines of credit enable the Company to borrow a maximum of $6,500,000 using a formula based on accounts receivable, inventories and letters of credit. The letters of credit were provided by Richard P. Johnston and Christopher A. Johnston.

     During the fiscal year ended May 31, 2002, net cash provided by operating activities was $0.2 million. The net loss in fiscal 2002 included significant non-cash charges as shown in the consolidated statement of cash flows aggregating $9.4 million, including a $5.9 million impairment loss. In addition, the Company delayed paying certain liabilities and accelerated accounts receivable collections.

     Net cash used in investing activities of $0.5 million for the fiscal year ended May 31, 2002 was primarily for the purchase of machinery and equipment. Of this $0.5 million, $0.3 million was related to the installation of a new waste water system. The Company estimates that capital expenditures for the fiscal year ending May 31, 2003 will be approximately $0.7 million.

     Net cash provided by financing activities for the fiscal year ended May 31, 2002, was $0.3 million resulting from proceeds from the issuance of subordinated debt of $1.7 million, offset by net repayments of lines-of-credit and long term debt of $1.4 million.

ENVIRONMENTAL MATTERS --

     Environmental Costs related to various matters totaled $20,000 and $0.4 million, net of recoveries, during the fiscal years ended May 31, 2002 and 2001, respectively. See note 18 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Sales of the Company's products outside the United States are denominated in U.S. dollars. The Company does not participate in any market risk sensitive financial instruments or other financial and commodity instruments and holds no investments.

     The Company's primary market risk relates to its variable rate debt obligations which are described in Note 8 to the consolidated financial statements. A one percent change in the prime lending rate would have an effect of $0.1 million on interest expense for the fiscal year ending May 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Royal Precision, Inc.

We have audited the accompanying consolidated balance sheet of Royal Precision, Inc. and subsidiaries as of May 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule for 2002 listed in the index at item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Precision, Inc. and subsidiaries at May 31, 2002 and the results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                        /s/ Ernst & Young LLP


Hartford, Connecticut
August 16, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ROYAL PRECISION INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. THE CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2000, THE CONSOLIDATED STATEMENTS OF OPERATION, STOCKHOLDERS' EQUITY, COMPREHENSIVE INCOME (LOSS) AND CASH FLOWS FOR THE YEAR ENDED MAY 31, 1999 AND THE INFORMATION IN THE SCHEDULE FOR 1999 REFERRED TO IN THIS REPORT HAVE NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS OR SCHEDULE. SEE EXHIBIT
23.2 TO THIS REPORT ON FORM 10-K FOR INFORMATION REGARDING ARTHUR ANDERSEN LLP.

                    Report of Independent Public Accountants

To Royal Precision, Inc.:

We have audited the accompanying consolidated balance sheets of Royal Precision, Inc. (a Delaware corporation) and subsidiaries as of May 31, 2001and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Precision, Inc. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations, and their cash flows for the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                        /s/ Arthur Andersen LLP

Phoenix, Arizona
July 30, 2001

                     Royal Precision, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                  MAY 31
                                                             2002        2001
                                                           --------    --------
ASSETS
Current assets:
  Cash                                                     $      6    $     33
  Accounts receivable, net of allowance of $194 and
    $187 at May 31, 2002 and 2001, respectively               3,518       4,988
  Inventories                                                 4,363       5,920
  Other current assets                                          387         215
  Deferred income taxes                                          --         224
                                                           --------    --------
Total current assets                                          8,274      11,380
Property, plant and equipment, net                            5,543       6,004
Goodwill                                                      1,250       7,187
Deferred income taxes                                            --         582
Intangible pension and other assets                             101          54
                                                           --------    --------
Total assets                                               $ 15,168    $ 25,207
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  2,197    $  1,534
  Accrued salaries and benefits                                 520         529
  Accrued pension                                               364         198
  Accrued restructuring costs                                   376          --
  Accrued environmental costs                                   212         272
  Other accrued expenses                                        422         360
  Current portion of long-term debt                           1,272         768
                                                           --------    --------
Total current liabilities                                     5,363       3,661
Long-term debt, less current portion                          5,808       7,705
Subordinated debt                                               425          --
                                                           --------    --------
Total liabilities                                            11,596      11,366

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 1,000,000 shares
    authorized; no shares issued                                 --          --
  Common stock, $0.001 par value; 15,000,000 shares
    authorized; 10,954,597 and 5,681,711 shares
    issued and outstanding at May 31, 2002 and 2001,
    respectively                                                 11           6
  Additional paid-in capital                                 15,491      13,977
  Accumulated deficit                                       (11,848)       (118)
  Accumulated other comprehensive loss                          (82)        (24)
                                                           --------    --------
Total stockholders' equity                                    3,572      13,841
                                                           --------    --------
Total liabilities and stockholders' equity                 $ 15,168    $ 25,207
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                     Royal Precision, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                     YEAR ENDED MAY 31
                                                        -----------------------------------------
                                                            2002           2001           2000
                                                        -----------    -----------    -----------
Net sales:
  Golf club shafts                                      $    19,833    $    26,070    $    25,559
  Golf club grips                                             3,729          3,927          4,540
                                                        -----------    -----------    -----------
                                                             23,562         29,997         30,099
Cost of sales:
  Golf club shafts                                           17,430         18,927         17,562
  Golf club grips                                             3,058          3,056          3,137
                                                        -----------    -----------    -----------
                                                             20,488         21,983         20,699
                                                        -----------    -----------    -----------
Gross profit                                                  3,074          8,014          9,400

Selling, general and administrative expenses                  5,676          6,589          6,946
Restructuring costs                                           1,313             --             --
Environmental costs                                              20            409            105
Amortization of goodwill                                         --            442            486
Nonrecurring expenses                                           133            477             --
                                                        -----------    -----------    -----------
Operating (loss) income                                      (4,068)            97          1,863

Interest expense
  Cash interest expense                                         787            888            644
  Non-cash accretion of discount on subordinated debt           179             --             --
                                                        -----------    -----------    -----------
                                                                966            888            644
                                                        -----------    -----------    -----------

Terminated merger expenses                                       --             79             --

Other income                                                    (45)          (319)          (267)
                                                        -----------    -----------    -----------
(Loss) income from continuing operations before
  provision for income taxes                                 (4,989)          (551)         1,486
Provision for income taxes                                      804             33            616
                                                        -----------    -----------    -----------
(Loss) income before cumulative effect of change in
  accounting principle                                       (5,793)          (584)           870
Cumulative effect of change in accounting principle           5,937             --             --
                                                        -----------    -----------    -----------

Net (loss) income                                       $   (11,730)   $      (584)   $       870
                                                        ===========    ===========    ===========
Basic and diluted (loss) earnings per share:
  (Loss) income before cumulative effect of change in
     accounting principle                               $     (0.90)   $     (0.10)   $      0.15
  Cumulative effect of change in accounting principle         (0.92)            --             --
                                                        -----------    -----------    -----------
Net (loss) income                                       $     (1.82)   $     (0.10)   $      0.15
                                                        ===========    ===========    ===========
Weighted average number of common shares used
  to compute per share information:
       Basic                                              6,448,928      5,679,077      5,672,580
                                                        ===========    ===========    ===========
       Diluted                                            6,448,928      5,679,077      5,814,862
                                                        ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                     Royal Precision, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                    (in thousands, except per share amounts)

                                                                                         ACCUMULATED
                                                                           RETAINED         OTHER
                                    COMMON STOCK           ADDITIONAL      EARNINGS     COMPREHENSIVE
                               -----------------------       PAID-IN     (ACCUMULATED      INCOME                    COMPREHENSIVE
                                 SHARES        AMOUNT        CAPITAL       DEFICIT)       (LOSS)(1)       TOTAL      INCOME (LOSS)
                                 ------        ------        -------       --------       ---------       -----      -------------
BALANCE, MAY 31, 1999           5,667,375     $      6     $   13,897     $     (404)     $    (47)     $  13,452
Exercise of common stock
  options                          11,581           --              4             --            --              4
Tax benefit from exercise
  of common stock options              --           --             11             --            --             11
Stock based compensation               --           --             28             --            --             28
Minimum pension liability
  adjustment, net of tax
  benefit of $31                       --           --             --             --            47             47      $       47
Net income                             --           --             --            870            --            870             870
                                                                                                                       ----------
Comprehensive income                                                                                                          917
                               ----------     --------     ----------     ----------      --------      ---------      ==========
BALANCE, MAY 31, 2000           5,678,956            6         13,940            466            --         14,412

Exercise of common stock
  options                           2,755           --              1             --            --              1
Tax benefit from exercise
  of common stock options              --           --              1             --            --              1
Stock based compensation               --           --             35             --            --             35
Minimum pension liability
  adjustment, net of tax
  benefit of $16                       --           --             --             --           (24)           (24)            (24)

Net loss                               --           --             --           (584)           --           (584)           (584)
                                                                                                                       ----------
Comprehensive loss                     --           --             --             --            --             --            (608)
                               ----------     --------     ----------     ----------      --------      ---------      ==========
BALANCE, MAY 31, 2001           5,681,711            6         13,977           (118)          (24)        13,841

Exercise of common stock
  options                          11,106           --              3             --            --              3
Grant of warrants                      --           --            433             --            --            433
Exercise of warrants              147,808           --             37             --            --             37
Conversion of subordinated
  debt to equity                5,113,972            5          1,018             --            --          1,023
Stock based compensation               --           --             23             --            --             23
Minimum pension liability
  adjustment                           --           --             --             --           (58)            --             (58)
Net loss                               --           --             --        (11,730)           --        (11,730)        (11,730)
                                                                                                                       ----------
Comprehensive loss                     --           --             --             --            --             --      $  (11,788)
                               ----------     --------     ----------     ----------      --------      ---------      ==========
BALANCE, MAY 31, 2002          10,954,597     $     11     $   15,491     $  (11,848)     $    (82)     $   3,630
                               ==========     ========     ==========     ==========      ========      =========

(1)  Relates exclusively to minimum pension liability.

   The accompanying notes are an integral part of these financial statements

                     Royal Precision, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     YEAR ENDED MAY 31
                                                                              --------------------------------
                                                                                2002        2001        2000
                                                                              --------    --------    --------
OPERATING ACTIVITIES
Net (loss) income                                                             $(11,730)   $   (584)   $    870
Adjustments to reconcile net (loss) income to net cash provided
  (used) by operating activities of continuing operations:
    Depreciation and amortization                                                  854       1,106       1,158
    Increase in valuation allowance for deferred income tax assets                 806          --          --
    Deferred income taxes                                                           --          17         592
    Impairment of goodwill                                                       5,937          --          --
    Accretion of discount on subordinated debt                                     179          --          --
    (Gain) loss  on retirement or sale of machinery and equipment                   (7)         (3)         14
    Stock based compensation                                                        23          35          28
    Tax benefit from exercise of common stock options                               --           1          11
    Write-down of equipment and inventories                                      1,568         962          --
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                   1,470         112        (293)
      Inventories                                                                  122      (1,273)       (110)
      Other assets                                                                (132)        (36)         79
      Accounts payable and accrued expenses                                      1,081        (744)        110
                                                                              --------    --------    --------
Net cash provided (used) by operating activities of continuing operations          171        (407)      2,459

INVESTING ACTIVITIES
Purchases of machinery and equipment                                              (550)     (1,187)     (2,165)
Proceeds from sale of machinery and equipment                                       31          50          15
                                                                              --------    --------    --------
Net cash (used) by investing activities of continuing operations                  (519)     (1,137)     (2,150)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options and warrants                         39           1           4
Proceeds from issuance of long-term debt                                            --       1,204          --
Proceeds from issuance of subordinated debt                                      1,675       1,000          --
Borrowings (repayments) under lines-of-credit, net                                (483)      1,243         742
Repayments of subordinated debt                                                     --      (1,000)         --
Repayments of long-term debt                                                      (910)       (907)     (1,203)
                                                                              --------    --------    --------
Net cash provided (used) by financing activities of continuing operations          321       1,541        (457)
                                                                              --------    --------    --------
Change in cash                                                                     (27)         (3)       (148)
Cash, at beginning of year                                                          33          36         184
                                                                              --------    --------    --------
Cash, at end of year                                                          $      6    $     33    $     36
                                                                              ========    ========    ========
SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                                    $    911    $    819    $    633
  Income taxes                                                                $     --    $      5    $     48
Non-cash investing and financing transactions:
  Conversion of subordinated debt,  net of discount of $254                   $  1,023    $     --    $     --
  Reduction in goodwill due to utilization of pre-acquisition net operating loss carryforwards and reversal of valuation allowance
    on pre-acquisition deferred income tax assets                             $     --    $     --    $    742

    The accompanying notes are an integral part of these financial statements

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002

1. ORGANIZATION AND BUSINESS

ORGANIZATION

The accompanying consolidated financial statements include Royal Precision, Inc. ("RP"), a holding company, and its three wholly-owned operating subsidiaries: FM Precision Golf Manufacturing Corp. ("FM"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG"), (collectively the "Company"). In addition, RG, has a wholly-owned subsidiary, Royal Grip Headwear Company. RP acquired RG on August 29, 1997 (the "RG Acquisition").

BUSINESS

The Company designs, manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufactures ("OEMS") and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as Japan, Australia, Europe and Canada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including its allowance for bad debts, allowances for excess or obsolete inventories, the net realizable value of its assets held for sale, its liabilities for warranty obligations, and restructuring activities, and its valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company recorded charges of approximately $1,435,000 in 2002 and $477,000 in 2001 to adjust inventory to its expected net realizable value. In addition, as of May 31, 2002 and 2001, the Company has inventory valuation allowances of $150,000 and $70,000, respectively, for obsolete items. Related charges are reflected as a component of cost of sales.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at acquired cost. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not extend the useful lives of the assets are charged to operations as incurred. Upon the disposition of property, plant and equipment, any resulting gain or loss is recognized in operations. Depreciation of plant and equipment is provided for, commencing when such assets are placed in service, using the straight-line method over the assets estimated useful life as follows:

                                                       USEFUL LIVES
                                                       -------------

     Buildings and improvements                        27.5-40 years
     Machinery and equipment                           3-12 years
     Furniture, fixtures and office equipment          3-12 years

GOODWILL

In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets" which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No. 142 during its fiscal quarter ended August 31, 2001. Therefore, amortization of goodwill was suspended effective June 1, 2001. The following table presents the pro-forma financial results for the year ended May 31, 2001 on a basis consistent with the new accounting principle (dollars in thousands except per share amounts):

                                                                 Year Ended
                                                                May 31, 2001
                                                                ------------
     Reported net loss                                            $  (584)
     Add back amortization of goodwill                                442
                                                                  -------
     Adjusted net loss                                            $  (142)
                                                                  =======

     Reported basic and diluted net income loss per share         $ (0.10)
     Add back effect of goodwill amortization per share              0.08
                                                                  -------
     Adjusted basic and diluted net loss per share                $ (0.02)
                                                                  =======

In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment as of June 1, 2001. Goodwill of $10,418,000 had been recorded in conjunction with the RG
Acquisition. This balance was subsequently reduced by $1,392,000 due to utilization of pre-acquisition net operating tax loss carryforwards and by amortization expense totaling $1,839,000. Goodwill was assigned to the Company's golf club grip business segment. A fair value measurement of the grip segment was computed by applying a market multiple to the projected segment cash flows. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $1,250,000 was calculated for the segment, which was lower than the then recorded unamortized balance of goodwill of $7,187,000. Therefore, during the year ended May 31, 2002, an impairment of $5,937,000 was recorded which is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year ended May 31, 2002. There was no income tax effect applicable to this change in accounting principle.

The recorded impairment loss is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach stipulated in SFAS No. 142. The following table provides a reconciliation of goodwill during the period from May 31, 2001 to May 31, 2002 (in thousands):

     Balance as of May 31, 2001                                    $ 7,187
     Impairment loss recorded                                       (5,937)
                                                                   -------
     Balance as of May 31, 2002                                    $ 1,250
                                                                   =======

IMPAIRMENT OF LONG-LIVED ASSETS

Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and certain identifiable intangibles for impairment at each reporting date based on the expected future cash flows of the assets compared to the carrying value of the asset. To the extent that such carrying value exceeds expected future cash flows, a writedown is recorded.

INCOME TAXES

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities and tax NOL carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded for deferred income tax assets unless realization is more likely than not.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation for employees and directors under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No.
25)," and has elected the disclosure-only alternative under SFAS No. 123, "Accounting for Stock Based Compensation." The Company accounts for stock options granted to those other than employees and directors in accordance with SFAS No. 123.

REVENUE RECOGNITION

The Company  recognizes  revenue  when  persuasive  evidence  of an  arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. All of these conditions are met at the time the Company ships products to its customers.

RESEARCH AND DEVELOPMENT

The Company expenses costs of research and development as incurred. Research and development expense was approximately $0.5 million, $0.8 million and $0.7 million for the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

ADVERTISING

The Company expenses production costs of advertising the first date the advertisements take place. Advertising and marketing costs were approximately $1.3 million, $2.1 million and $2.3 million for the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share amounts are based on the weighted average number of common shares outstanding during the fiscal year. Diluted income (loss) per share amounts consider, in addition to the above, the dilutive effect of common share equivalents during the fiscal year. Common share equivalents include stock options using the treasury stock method.

Loss per share for the fiscal years ended May 31, 2002 and 2001 were not affected by approximately 732,000 and 147,000 outstanding stock options, respectively, because their effect was anti-dilutive. For the fiscal year ended May 31, 2000, options to purchase approximately 620,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the Company's common stock and, as such, their effect was also anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which will be effective for the Company's year beginning June 1, 2002. SFAS 144 supercedes the guidance under SFAS 121 with respect to accounting for impairment of long-lived assets as well as changing the presentation and accounting for certain operations that may be discontinued by an entity. The Company does not believe the impact of adopting SFAS 144 will have a significant effect on the Company's financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year's presentation.

3. INVENTORIES

Inventories, net of valuation allowances, consisted of the following (in thousands):

                                                              MAY 31,
                                                         2002        2001
                                                        ------      ------

     Raw materials                                      $  315      $  814
     Work-in-process                                     1,304       1,215
     Finished goods                                      2,744       3,891
                                                        ------      ------
                                                        $4,363      $5,920
                                                        ======      ======

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                              MAY 31,
                                                         2002        2001
                                                       -------     -------

     Land                                              $   123     $   123
     Furniture, fixtures and office equipment              599         614
     Buildings and improvements                            912         955
     Machinery and equipment                             5,832       5,733
     Equipment held for sale                                45         120
     Construction in progress                              625         371
                                                       -------     -------
                                                         8,136      7, 916
     Accumulated depreciation                           (2,593)     (1,912)
                                                       -------     -------
                                                       $ 5,543     $ 6,004
                                                       =======     =======

Depreciation expense was $0.8 million, $0.7 million and $0.7 million during the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

During the year ended May 31, 2001, the Company recorded an impairment write-down of $133,000 and $360,000, respectively, on equipment held for sale, which represents rubber injection presses previously used to manufacture the Company's golf club grips and graphite shafts. Also during the year ended May 31, 2001, the Company recorded an expense of $117,000, respectively, to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips. These write-downs are reflected as a component of nonrecurring expenses in the statements of operations for the fiscal year ended May 31, 2002 and 2001.

5. SUPPLY CONTRACTS

The Company has contracts for steel strip, graphite shafts, and golf grips. In general, these contracts contain customary supply terms for periods ranging from one to three years. As of May 31, 2002, the Company was not dependent on any single supplier for steel strip and grips.

6. TERMINATED MERGER AGREEMENT

In September 2000, the Company signed a letter of intent to acquire PH Group Inc. ("PHG"), a manufacturer of hydraulic presses and injection molding machines. The Company terminated the letter of intent and ceased negotiations to acquire PHG in November 2000. Legal and other professional fees associated with the due diligence efforts of the proposed acquisition totaled $79,000 and are reflected as terminated merger expenses in the consolidated statement of operations for the fiscal year ended May 31, 2001.

7. CORPORATE RESTRUCTURING

In September 2001, the Company's board of directors approved a restructuring plan designed to streamline operations and reduce expenses. The restructuring included staff reductions and anticipated decreased operating expenses resulting from the consolidation of the corporate headquarters leased in Scottsdale, Arizona to the manufacturing facility which the Company owns in Torrington, Connecticut. The Company estimates that the restructuring will provide annualized savings in excess of $1,000,000 subsequent to the completion of all phases of the plan.

During the fiscal year ended May 31, 2002, the Company recorded a restructuring charge of approximately $1,313,000 for various costs related to the restructuring as shown below. Of the amount expensed to date, $1,290,000 represents cash costs, of which $914,000 has been paid through May 31, 2002.

     Employee severance                                          $  752,000
     Lease obligation                                               347,000
     Employee hiring and relocation costs                           166,000
     Other                                                           48,000
                                                                 ----------
                                                                 $1,313,000
                                                                 ==========

The employment of approximately 25 individuals who performed administrative, sales, marketing, customer service and accounting functions at the Company's corporate headquarters in Scottsdale, Arizona was terminated as a result of the restructuring. The affected employees are to receive severance benefits totaling $752,000. Unpaid severance as of May 31, 2002 is $103,000.

The lease term of the Company's former corporate headquarters in Scottsdale, Arizona continues through May 2004. The Company's monthly rent is approximately $18,000, net of sub-leases, and the aggregate rental obligation over the remaining term of the lease as of May 31, 2002 is $547,000. The Company has retained a real estate broker to assist in the sub-leasing of the property. The Company expects that an agreement will be made with a sub-tenant or the current landlord within the next twelve months to sublease the space or buyout the current lease agreement. The Company has accrued the net estimated expense associated with this lease of $347,000 as part of the restructuring of which $273,000 remains unpaid as of May 31, 2002.

8. LONG-TERM DEBT

As of August 16, 2002, the Company refinanced its bank debt. In connection therewith the Company executed an Amended and Restated Credit and Security Agreement (the Agreement). The Agreement includes lines-of credit and term loans. The lines-of-credit are subject to renewal in July 2003. The term loans mature in September 2004. The effects of the refinancing have been retroactively applied to May 31, 2002. A summary of long-term debt follows:

                                                          MAY 31,
                                                     2002          2001
                                                  -------       -------

      Lines-of-credit                             $ 4,605       $ 4,520
      Term loans                                    2,475         3,385
                                                  -------       -------
                                                    7,080         8,473

     Current portion                               (1,272)         (768)
                                                  -------       -------
     Total long-term debt                         $ 5,808       $ 7,705
                                                  =======       =======

Scheduled annual maturities of debt for the years ending May 31, 2003, 2004, and 2005 are $1,272,000, $4,617,000 and $1,191,000, respectively.

Under the Agreement a maximum of $6,500,000 may be borrowed under the lines-of-credit using a formula based on accounts receivable, inventories and letters of credit. Amounts borrowed under the lines-of-credit bear interest at rates ranging from prime to prime plus 3.0%. The term loans bear interest at rates ranging from prime plus 3.25% to prime plus 3.75%. Substantially all assets are pledged as collateral for borrowings under the Agreement. Related parties provided the letters of credit. The Agreement also provides for certain financial covenants relating to the amounts of net losses and net assets.

As of May 31, 2002 and 2001, the carrying value of debt approximates fair market value.

9. SUBORDINATED DEBT

During the fiscal year ended May 31, 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note (the "Subordinated Note") for $1,250,000 and warrants to purchase up to 300,000 shares of common stock at $0.25 per share. An estimated fair value of $433,000 was assigned to the warrants. Subsequently, during the remainder of the current fiscal year, the Johnston Foundation exercised warrants to purchase 147,808 shares of common stock for $37,000 and converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of common stock.

Also, during the fiscal year ended May 31, 2002, the Company issued additional subordinated promissory notes (the "Additional Subordinated Notes") of $425,000 to certain members of the Board of Directors of the Company or such individuals' affiliated entities. These notes bore interest at a stated fixed annual rate of 13%. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of common stock at $0.25 per share. The warrants granted to the holders of the Additional Subordinated Notes were determined to have no value. In connection with the August 16, 2002 refinancing, the Additional Subordinated Notes and accrued interest of $16,070 were converted into 1,764,280 shares of common stock. Accordingly, the Additional Subordinated Notes have been classified as long-term debt as of May 31, 2002.

10. OPERATING LEASES

Prior to January 1, 2002, the Company leased its corporate headquarters and certain equipment under operating lease agreements. Rental expense under the leases totaled approximately $0.1 million, $0.2 million and $0.3 million for the fiscal years ended May 31, 2002, 2001 and 2000, respectively. In connection with the restructuring, the Company vacated the leased headquarters. Future net minimum lease payments associated with the remaining term of the lease are included in the restructuring charge for the fiscal year ended May 31, 2002.

11. STOCK OPTION PLANS AND WARRANTS

In connection with the RG Acquisition, options to purchase 41 shares of FM Precision Golf Corp. common stock outstanding as of the RG Acquisition date were converted into options to purchase 169,761 shares of RP common stock. As of May 31, 2002, 76,447 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding, which expire through May 2005.

Also, in connection with the RG Acquisition, options and warrants to purchase 982,250 shares of RG common stock outstanding as of the RG Acquisition date were converted into options and warrants to purchase 491,124 shares of RP common stock. As of May 31, 2002, 245,874 shares of common stock are reserved for issuance upon the exercise of the remaining options outstanding, which expire through March 2007.

In October 1997, the Company adopted the Royal Precision, Inc. Stock Option Plan (the "RP Plan"). The RP Plan is administered by the Board of Directors and provides for the granting of nonqualified or incentive stock options to purchase shares of the Company's common stock to certain employees, consultants and directors. In October 2000, the Company's stockholders authorized an increase in the number of shares of the Company's common stock available for issuance pursuant to the RP Plan from 750,000 to 1,500,000. As of May 31, 2002, 1,500,000 shares of common stock are reserved for issuance upon the exercise of options outstanding under the RP Plan. As of May 31, 2002, no additional shares of common stock are reserved for options not yet granted under the RP Plan.

In December 1999, warrants to purchase 25,000 shares were granted to a firm which provided consulting services to the Company. None of the warrants, which expire in December 2004, has been exercised as of May 31, 2002.

During the year ended May 31, 2002, warrants to purchase 402,000 shares were granted in conjunction with the issuance of subordinated debt. Warrants to purchase 147,808 shares were exercised. The remaining warrants will expire during fiscal year 2012.

Stock option and warrant activity is as follows:

                               FM PRECISION                                                                    WEIGHTED-
                                GOLF CORP.                                                        TOTAL         AVERAGE
                                 CONVERTED    RG CONVERTED        RP PLAN                      OPTIONS AND     EXERCISE
                                  OPTIONS        OPTIONS          OPTIONS        WARRANTS        WARRANTS        PRICE
                                ----------      ----------      ----------      ----------      ----------      ------
Outstanding at May 31, 1999        101,328         269,874         103,980                         475,182      $ 3.73
   Granted                                                         615,933          25,000         640,933        2.53
   Exercised                       (11,020)                           (561)                        (11,581)       0.32
   Cancelled                                                       (24,179)                        (24,179)       2.03
                                ----------      ----------      ----------      ----------      ----------      ------
Outstanding at May 31, 2000         90,308         269,874         695,173          25,000       1,080,355        3.10
   Granted                                                         275,600                         275,600        2.26
   Exercised                        (2,755)                                                         (2,755)       0.24
   Cancelled                                                       (25,000)                        (25,000)       2.40
   Expired                                          (3,750)                                         (3,750)      10.85
                                ----------      ----------      ----------      ----------      ----------      ------
Outstanding at May 31, 2001         87,553         266,124         945,773          25,000       1,324,450        2.92
   Granted                              --              --         594,000         402,000         996,000         .42
   Exercised                       (11,106)             --              --        (147,808)       (158,914)        .25
   Cancelled                            --              --         (31,583)             --         (31,583)       2.35
   Expired                              --         (20,250)             --              --         (20,250)      16.58
                                ----------      ----------      ----------      ----------      ----------      ------
Outstanding at May 31, 2002         76,447         245,874       1,508,190         279,192       2,109,703        2.23
                                ==========      ==========      ==========      ==========      ==========      ======

A summary of information about stock options outstanding at May 31, 2002 is as follows:

                             OPTIONS AND WARRANTS OUTSTANDING             OPTIONS AND WARRANTS EXERCISABLE
                   ----------------------------------------------------   ---------------------------------
                       NUMBER       WEIGHTED-AVERAGE   WEIGHTED-AVERAGE       NUMBER       WEIGHTED-AVERAGE
    RANGE OF       OUTSTANDING AT       REMAINING          EXERCISE       EXERCISABLE AT       EXERCISE
EXERCISE PRICES     MAY 31, 2002    CONTRACTUAL LIFE         PRICE         MAY 31, 2002          PRICE
---------------     ------------    ----------------         -----         ------------          -----
$ 0.24 - $0.99         330,639            5.3               $  0.25             330,639         $  0.25
$ 1.00 - $1.99         390,740            5.9               $  1.77              65,740         $  1.83
$ 2.00 - $2.74         811,700            7.3               $  2.31             538,922         $  2.31
$ 2.75 - $6.75         565,874            6.0               $  3.42             523,809         $  3.46
$ 8.00 - $24.50         10,750            0.5               $ 11.70              10,750         $ 11.70
                     ---------                                                ---------
                     2,109,703                                                1,469,860
                     =========                                                =========

The Company has computed the pro forma disclosures required under SFAS No. 123 for all of the options granted to employees and directors using the Black Scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                                                       YEAR ENDED MAY 31
                                                     2002            2001
                                                     ----            ----
     Risk free interest rate                         5.1%            5.4%
     Expected dividend yield                         None            None
     Expected life                                 10 years        10 years
     Expected volatility                             188%            61%

Had compensation cost for the Company's stock plan been recorded in accordance with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the following pro forma amounts for the fiscal years ended May 31,

                                                        YEAR ENDED MAY 31
                                                   2002        2001        2000
                                                   ----        ----        ----
Net income (loss):
  As reported                                   $ (11,730)   $   (584)   $   870
  Pro forma                                       (11,876)     (1,130)       555

Basic and diluted net income (loss) per share:
  As reported                                       (1.82)      (0.10)      0.15
  Pro forma                                        (1.184)      (0.20)      0.10

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the pro forma amounts do not consider options granted prior to fiscal 1997 or in future years.

As of May 31, 2002 and 2001, there were outstanding options to purchase 170,583 shares of the company's common stock at an exercise price of $3.19 per share which are subject to variable plan accounting until they are exercised or expire in January 2004. No compensation costs have been recognized to date related to these options.

12. INCOME TAXES

The components of the provision for income taxes from continuing operations are as follows (in thousands):

                                                   YEAR ENDED MAY 31
                                             2002         2001         2000
                                           -------      -------      -------
     Current (credit)                      $    (2)     $    16      $    13
     Deferred                                  806           17          603
                                           -------      -------      -------
                                           $   804      $    33      $   616
                                           =======      =======      =======

The Company's effective income tax rate, as a percent of pretax income from continuing operations, differs from the statutory federal rate as follows:

                                                        YEAR ENDED MAY 31
                                                    2002      2001      2000
                                                    ----      ----      ----

     Statutory federal income tax rate               (34)%     (34)%      34%
     State taxes, net of federal benefit              (4)       (6)        6
     Nondeductible goodwill amortization              --        29        11
     Nondeductible environmental civil penalty        --        14
     Change in valuation allowance                    45                 (11)
     Other                                             1         3         1
                                                    ----      ----      ----
     Effective income tax rate                         8%        6%       41%
                                                    ====      ====      ====

The components of deferred income tax assets (liabilities) are as follows (in thousands):

                                                                MAY 31
                                                           2002        2001
                                                         -------     -------
     Current asset (liability):
       Financial allowances and accruals not
       currently deductible                              $ 1,228     $   523
       Valuation allowance                                (1,228)       (299)
                                                         -------     -------
                                                               0         224
     Long-term asset (liability):
       Tax effect of net operating loss carryforwards      5,862       2,309
       Property, plant and equipment                        (680)       (585)
       Compensation related to grant of stock options         94          94
       Other                                                  38         210
       Valuation allowance                                (5,314)     (1,446)
                                                         -------     -------
                                                               0         582
                                                         -------     -------
                                                         $     0     $   806
                                                         =======     =======

As of May 31, 2002, the Company has federal and state NOL carryforwards of approximately $15.9 million and $10.7 million, respectively, of which $4.9 million relate to RG for periods prior to the RG Acquisition ("Pre-Acquisition NOLs"). The use of such Pre-Acquisition NOLs is limited to $0.8 million per annum under Section 382 of the Internal Revenue Code. As of May 31, 2002, approximately $2.7 million of Pre-Acquisition NOLs are available under Section
382. The NOLs, if unused, expire beginning in 2009 and ending 2021. Future realization of both Pre-Acquisition and Post Acquisition NOLs is uncertain.

13. OTHER RELATED PARTY TRANSACTIONS

Professional fees of approximately $122,000, $68,000 and $28,000 were paid to certain stockholder affiliates during the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

14. FOREIGN SALES

The Company has export sales to customers located primarily throughout Japan, Australia, the United Kingdom and Canada. Foreign sales were approximately 29%, 23% and 32% of the Company's sales for the fiscal years ended May 31, 2002, 2001 and 2000, respectively. The following table summarizes the Company's sales by major worldwide regions (in thousands):

                                                 YEAR ENDED MAY 31,
                                        2002           2001           2000
                                      -------        -------        -------

     United States                    $16,736        $23,144        $20,334
     Japan                              4,486          5,869          8,210
     Other                              2,340            984          1,555
                                      -------        -------        -------
     Total                            $23,562        $29,997        $30,099
                                      =======        =======        =======

15. BENEFIT PLANS

401(k) PLAN

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

PENSION PLAN

Approximately 75% of the Company's work force is covered by a collective bargaining agreement. The Company sponsors the FM Precision Golf Manufacturing Corp. Pension Plan for Represented Hourly Wage Employees (the "Union Plan") for the benefit of its union employees. The Company funds the Union Plan based on actuarial determined amounts sufficient to meet the benefits to be paid to participants under the Union Plan. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Changes in the accumulated benefit obligation follows (in thousands):

                                                        YEAR ENDED MAY 31,
                                                         2002         2001
                                                        -----        -----

     Beginning of year accumulated benefit obligation   $ 549        $ 368
     Service costs                                        108           92
     Interest cost                                         45           29
     Actuarial (gain) loss                                101           60
     Benefit payments                                     (28)          --
                                                        -----        -----
     End of year accumulated benefit obligation         $ 775        $ 549
                                                        =====        =====

The reconciliation of the funded status of the Union Plan to amounts shown in the consolidated balance sheets follows (in thousands):

                                                              MAY 31,
                                                         2002         2001
                                                        -----        -----

     Accumulated benefit obligation                     $(775)       $(549)
     Plan assets at fair value                            411          351
                                                        -----        -----
     Funded status (accrued benefit cost)               $(364)       $(198)
                                                        =====        =====

The reconciliation of the changes in the fair value of assets of the Union follows (in thousands):

                                                        YEAR ENDED MAY 31,
                                                         2002         2001
                                                        -----        -----
     Beginning of year fair value of assets             $ 351        $ 265
     Employer contributions                               108          114
     Actual return on plan assets                         (20)         (28)
     Benefit payments                                     (28)          --
                                                        -----        -----
     End of year fair value of assets                   $ 411        $ 351
                                                        =====        =====

The components of net pension cost were (in thousands):

                                                   YEAR ENDED MAY 31,
                                              2002        2001        2000
                                             -----       -----       -----
     Service cost                            $ 108       $  92       $  98
     Interest cost                              45          29          22
     Expected return on assets                 (29)        (17)         (4)
     Net amortization and deferral               4          (2)         --
                                             -----       -----       -----
     Net periodic pension cost               $ 128       $ 102       $ 116
                                             =====       =====       =====

A summary of the Company's key actuarial assumptions follows:

                                            2002         2001         2000
                                            ----         ----         ----

     Discount rate                          7.16%        7.16%        7.75%
     Expected long-term rate of
       return on assets                     9.00%        9.00%        9.00%

16. INFORMATION ON SEGMENTS

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

                                                          YEAR ENDED MAY 31, 2002
                                            --------------------------------------------------
                                            GOLF CLUB     GOLF CLUB        (A)
                                             SHAFTS         GRIPS      UNALLOCATED     TOTAL
                                             ------         -----      -----------     -----
Net sales                                   $ 19,833      $  3,729      $            $ 23,562
Operating income (loss)                       (2,337)         (418)       (1,313)      (4,068)
Depreciation                                     625           229                        854
Interest expense                                 728            59           179          966

Total assets for reportable segments        $ 11,528      $  8,105      $            $ 19,633
Elimination of investment in subsidiary                                                (4,465)
                                                                                     --------
Consolidated total assets                                                            $ 15,168
                                                                                     ========

(A) Unallocated for the year ended May 31, 2002 includes costs associated with a corporate restructuring and accretion of discount on subordinated debt which are not allocated to the segments operating results.

                                                          YEAR ENDED MAY 31, 2001
                                            ------------------------------------------------
                                            GOLF CLUB    GOLF CLUB
                                             SHAFTS        GRIPS      UNALLOCATED     TOTAL
                                             ------        -----      -----------     -----
Net sales                                   $ 26,070     $  3,927      $            $ 29,997
Operating income (loss)                        1,042         (945)                        97
Depreciation and amortization                    564          542                      1,106
Interest expense                                 799           89                        888

Total assets for reportable segments        $ 14,560     $ 16,563                   $ 31,123
Assets of discontinued operations                                                         19
Elimination of investment in subsidiary                                               (5,935)
                                                                                    --------
Consolidated total assets                                                           $ 25,207
                                                                                    ========


                                                          YEAR ENDED MAY 31, 2000
                                            ---------------------------------------------------
                                            GOLF CLUB     GOLF CLUB
                                             SHAFTS         GRIPS     UNALLOCATED     TOTAL
                                             ------         -----     -----------     -----
Net sales                                   $ 25,559      $  4,540    $             $ 30,099
Operating income (loss)                          575            69                       644
Depreciation and amortization                    384           774                     1,158
Interest expense                              13,488        17,475                    30,963

Total assets for reportable segments        $ 13,488      $ 17,475                  $ 30,963
Assets of discontinued operations                                                         43
Elimination of investment in subsidiary                                               (6,064)
                                                                                    --------
Consolidated total assets                                                           $ 24,942
                                                                                    ========

17. CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to these receivables are a result of sales to significant customers. During the fiscal years ended May 31, 2002 and 2001, the Company's top five customers accounted for 58% and 72% of total sales, respectively. Two significant customers during the 2002 fiscal year represented amounts greater than 10%, each at 19% of total sales. Three significant customers during the 2001 fiscal year represented amounts greater than 10%, at 21%, 20% and 19%, respectively.

18. COMMITMENTS AND CONTINGENCIES

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

ENVIRONMENTAL MATTERS

In May 1996, the Company acquired substantially all the assets of the golf club shaft manufacturing business of Brunswick Corporation (NYSE: BC) (the "Brunswick Acquisition"). Included in the acquired assets were land, buildings and equipment at the Company's Torrington, Connecticut Manufacturing facility (the "FMP plant"). In conjunction with the Brunswick Acquisition, Brunswick
Corporation ("Brunswick") agreed to indemnify the Company from potential liability arising from certain environmental matters and to remediate certain environmental conditions which existed at the FMP plant on the date of acquisition. Brunswick has engaged an environmental consulting firm to perform testing at the FMP plant and is in the process of developing a plan of remediation. The Company has engaged an environmental consulting firm to assist in the development of the plan of remediation. Failure of Brunswick of fulfill its obligations under the asset purchase contract could have a material adverse effect on the Company's financial condition and results of operations.

Prior to the Brunswick Acquisition, the FMP plant was listed in the U.S. Environmental Protection Agency's ("EPA") Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). A contractor for the EPA performed an assessment of the FMP plant in January 1992 and, in June 1992, the site was deferred from the CERCLIS inventory to the EPA's Resource Conservation and Recovery Act ("RCRA") program. During calendar 2000, the SPA reviewed the status of the property, concluded that the FMP plant is not subject to corrective action under RCRA and returned the site to its active CERCLIS inventory. In November 2000 and April 2001, a contractor for the EPA performed another site assessment and took samples from the property of the FMP plant. The Company anticipates that a report from the EPA with the results of this work will be received prior to April 2002. The Company believes that, pursuant to the Brunswick Acquisition agreement, Brunswick has an obligation under the Connecticut Transfer Act (the "Act") to remediate any environmental issues that fall within the scope of the Act. The Company expects that, if the EPA identifies any environmental issues, they would be issues that fall within the scope of the Act. There is not sufficient information at this time to determine what action, if any, the EPA may pursue and what effect, if any, it may have on the Company's financial condition and results of operations.

In April 2000, the Company submitted information regarding the disposal and treatment of waste materials from the FMP plant during the period from 1982 to 1997 to assist the EPA in its investigation of the former National Oil Services, Inc. Superfund site in West Haven, Connecticut. National Oil Services, Inc. was, prior to its bankruptcy, a contractor used by Brunswick, and to a limited degree by the Company, to treat and dispose of non-hazardous waste oils from the FMP plant. In June 2001, the Company executed a consent decree with the EPA and agreed to pay approximately $5,000 in full satisfaction of its liability under this matter, most of which was reimbursed by Brunswick.

In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant to the Naugatuck River. The Company submitted its response to the NOV in December 2000 and received drafts of a consent order from the DEP in April 2001 and October 2001. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of approximately $225,000, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be diverted from the Naugatuck River. As a result of this study, the Company spent approximately $0.3 million for capital expenditures to comply with the terms of the consent order during the fiscal year ended May 31, 2002. A provision was recorded for the proposed civil penalty and is reflected as a component of Environmental Costs in the accompanying consolidated statement of operations for the fiscal year ended May 31, 2001. However, Management believes it is possible that the proposed civil penalty may be reduced when the final consent order is executed.

Environmental Costs related to the various matters discussed above totaled $20,000 and $0.4 million, net of recoveries, during the fiscal years ended May 31, 2002 and 2001, respectively.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data (in thousands except per s hare data) follows:

                                                          YEAR ENDED MAY 31, 2002
                                      -----------------------------------------------------------------
                                        FIRST        SECOND         THIRD        FOURTH        TOTAL
                                        -----        ------         -----        ------        -----
Net sales                             $  6,665      $  4,475      $  5,606      $  6,816      $ 23,562
Gross profit                             1,359           663         1,067           (15)        3,074
Net loss                                (7,295)       (1,791)         (807)       (1,837)      (11,730)

Per share information:
  Basic and diluted - Net loss           (1.28)        (0.32)        (0.14)        (0.08)        (1.82)

                                                          YEAR ENDED MAY 31, 2001
                                      -----------------------------------------------------------------
                                        FIRST        SECOND         THIRD        FOURTH        TOTAL
                                        -----        ------         -----        ------        -----
Net sales                             $  6,978      $  5,492      $  7,715      $  9,812      $ 29,997
Gross profit                             2,407           640         2,057         2,910         8,014
Net income (loss)                          105        (1,202)          151           362          (584)

Per share information:
   Basic and diluted - Net income
     (loss)                               0.02         (0.21)         0.02          0.06         (0.10)

                                                          YEAR ENDED MAY 31, 2000
                                      -----------------------------------------------------------------
                                        FIRST        SECOND         THIRD        FOURTH        TOTAL
                                        -----        ------         -----        ------        -----
Net sales                             $  6,559      $  6,443      $  7,041      $ 10,056      $ 30,099
Gross profit                             2,447         1,824         1,987         3,142         9,400
Net income                                 294            64            35           477           870

Per share information:
   Basic and diluted - Net income         0.05          0.01          0.01          0.08          0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Richard P. Johnston, age 71, has been a director of the Company since its organization in 1996 and served as Chairman of the Board, Chief Executive Officer, of the Company from May 1996 to October 1997 and from October 1999 to the present. Mr. Johnston was Chairman of the Board of Merbanco, Inc., a merchant banking company, from 1991 to 1998. Mr. Johnston is a director of Myers Industries, Inc. (MYE: NYSE), a plastic and rubber products manufacturer, Results Radio LLC, a radio broadcasting company, and Hotel Online.com, an Internet service provider for hotels. On February 28, 2002, the Johnston Family Living Trust u/a dtd. April 11, 1994 (the "Trust"), was granted the right to designate one person to be nominated for election to the Board of Directors of the Company pursuant to a Designation Agreement between the Company and the Trust for so long as the Trust owns of record or beneficially at least 1% of the outstanding shares of common stock of the Company. Pursuant to the Designation Agreement, such designee is to initially be Richard P. Johnston. Richard P. Johnston is the father of David E. Johnston and Christopher A. Johnston, directors of the Company.

     Charles S. Mechem, Jr., age 71, has served as a director since March 2000. Mr. Mechem retired as Chairman of Convergys Corporation, a provider of outsourced customer management services in May 2000, a post he was elected to in January 1999. He served as Chairman of Cincinnati Bell Inc., a telecommunications services holding company, from April 1996 to December 1998 and has been a consultant with Arnold Palmer Enterprises since March 1996. Mr. Mechem retired in December 1995 as Commissioner of the Ladies Professional Golf Association and is now Commissioner Emeritus of that organization. Mr. Mechem is a director of J. M. Smucker & Co., a maker of jams and jellies.

     Christopher A. Johnston, age 41, served as a director and President of the Company from its inception in 1996 until October 1997 and director and Chairman of the Board and Treasurer from October 1997 until August 1998. Mr. Johnston was elected again as a director to fill a vacancy on the Board in January 2001. Mr. Johnston has been President of Merbanco, Inc. since 1991. Christopher A. Johnston is the son of Richard P. Johnston and the brother of David E. Johnston.

     David E. Johnston, age 47, served as Vice President of the Company from its organization in 1996 until October 1997, Executive Vice President, Chief Operating Officer from October 1997 until August 1998, and Executive Vice President, Special Projects from August 1998 to October 1999. Mr. Johnston has been a director of the Company since June 1996. Mr. Johnston is President of the Johnston Family Charitable Foundation, a private charitable foundation (the
"Foundation"). On March 1, 2002, the Foundation was granted the right to designate one person to be nominated for election to the Board of Directors of the Company pursuant to a Designation Agreement between the Company and the Foundation for so long as the Foundation owns of record or beneficially at least 10% of the outstanding shares of common stock of the Company. Pursuant to the Designation Agreement, such designee is to initially be David E. Johnston. At such date, the Foundation acknowledged that David E. Johnston would thereafter be serving on the Board of Directors of the Company as the deputy of the Foundation, thereby making the Foundation a director by deputization. David E. Johnston is the son of Richard P. Johnston and the brother of Christopher A. Johnston.

     Kenneth J. Warren, age 59, served as Secretary of the Company and as a director from its organization in 1996 to August 1999, and was elected again as Secretary and a director in March 2001. Mr. Warren has been a practicing attorney for over 35 years. Prior to 1996, he was a partner in Schwartz, Kelm, Warren & Ramirez and during 1996, he was of counsel to its successor, Schwartz, Warren & Ramirez L.L.C. in Columbus, Ohio. In January 1997, he opened his own office for the practice of law in Dublin, Ohio.

     John C. Lauchnor, age 39, has served as a director and President, Chief Operating Officer, since September 2001. From 1996 until 1998, Mr. Lauchnor was Vice President-Operations, of HPM Corporation, an injection molding machinery company, and from 1998 to 2001, was President of PCC Olofsson, a machine tool manufacturing and metal fabrication company.

     Raymond J. Minella, age 52, was a director of the Company from its organization in 1996 (and served as Chairman of the Board from August 1998 to October 1999) until his resignation as a director on July 24, 2002. The vacancy on the Board created by Mr. Minella's resignation has not been filled.

EXECUTIVE OFFICERS

     The principal occupation of each other executive officer of the Company for the past five years is as follows:

     Ronald L. Chalmers, age 58, served as Director of Sales/Marketing of Brunswick Corporation from 1992 to May 1996. From May 1996 until October 1997, he served as President of FM Precision Golf Manufacturing Corp., the Company's golf club shaft manufacturing subsidiary. He was a director of the Company from June 1996 to August 1999 and served as Executive Vice President - Administration/Manufacturing of the Company from October 1997 to October 1999, served as Executive Vice President - Manufacturing from October 1999 to September 2001, and now serves as Executive Vice President International Sales.

     Frank Mertes, age 44, has served as Vice President - Finance and Chief Financial Officer since January 2002. From May 1997 until September 1999, he served as Director of Finance for Perstorp Compounds, Inc, a producer of Urea and Melimine Compounds. From October 1999 until December 2001, he served as corporate controller of Telaxis Communications Corp., a developer and supplier of broadband wireless access products.

     James Davidson, age 38, has served as Executive Vice President - Manufacturing since September 2001. From April 1996 until December 1998, he served as plant manager for True Temper Sports, producer of steel golf club shafts. From January 1999 until September 2001, he served as plant manager of Mueller Copper Tube, a manufacturer of copper tube products.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) received by it during its most recent fiscal year, and written representations from the reporting persons that no Forms 5 were required for those persons, the Company believes that during its fiscal year ended May 31, 2002, all filing requirements of the executive officers, directors and greater than 10% stockholders as required by
Section 16(a) of the Securities Exchange Act were complied with in a timely fashion except that (a) in a single joint Form 4 report of Richard P. Johnston and related parties for the month of March 2002 which had been timely filed, two components of a transaction were inadvertently omitted and such report was later amended to report (i) the acquisition of a related warrant and (ii) acquisition of beneficial ownership of shares issuable in connection with a guaranty agreement; and (b) a Form 4 report of Richard P. Johnston and related parties for the month of November 2001 was incorrect and subsequently amended to reflect that 1,000 shares shown as having been purchased by the Johnston Charitable Remainder Unitrust #3 ("CRT #3") CRT#3 were not purchased and 300 shares that had been purchased were not reported, resulting in an overstatement of 700 shares owned by CRT#3.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the annual and long term compensation of the chief executive officer and the four most highly paid executive ("Named Executives"), for the three fiscal years ended May 31, 2002:

                                                                                                       Long Term
                                                                                                      Compensation
                                                             Annual Compensation                         Awards
                                                             -------------------                         ------
                                                                                                       Securities
                                                                                                       Under-lying
                                                                                    Other Annual     Options/Warrants
Name and Principal Position                Year         Salary          Bonus       Compensation         (shares)
---------------------------                ----         ------          -----       ------------         --------
Richard P. Johnston, Chairman of the       2000        $ 10,000              --              --             5,000
Board, Chief Executive Officer (a)         2001        $ 10,000              --              --                --
                                           2002        $ 10,000              --              --            20,000

John C. Lauchnor, President and            2002 (b)    $128,077        $ 30,000        $ 19,097 (c)       250,000
Chief Operating Officer



Ronald L. Chalmers, Executive Vice         2000        $ 95,000        $ 73,625        $ 15,435 (d)        35,000
President                                  2001        $101,354              --        $ 14,905 (d)            --
                                           2002        $102,000              --        $ 16,904 (d)            --

James  Davidson, Executive Vice            2002 (e)    $ 78,269              --        $ 25,000 (c)        75,000
President

Frank W. Mertes, Vice President - Finance  2002 (f)    $ 45,692              --              --            75,000
and Chief Financial Officer


Thomas A. Schneider, President and         2000        $146,462        $ 82,500              --           120,000
Chief Operating Officer                    2001        $165,077              --              --           100,000
                                           2002 (g)    $170,000 (h)          --              --            20,000

Anthony J. Montgomery, Executive Vice      2000        $135,577        $ 77,000              --           100,000
President                                  2001        $158,154              --              --            80,000
                                           2002 (i)    $213,493 (j)          --              --            15,000

(a) The Chairman of the Board, by reason of his position, functions as the chief executive officer of the Company. The Chairman of the Board receives no compensation (other than an initial grant of an option to purchase 20,000 shares, his normal director fees of $2,500 per quarter and annual grant of an option to purchase 5,000 shares) for serving as such chief executive officer.
(b)  Elected September 25, 2001.
(c)  Relocation expenses
(d)  Club dues and automobile expenses.
(e)  Elected September 1, 2001.
(f)  Elected January 2, 2002.
(g) Mr. Schneider resigned effective October 2, 2001. See "Severance Agreements" below.
(h)  Includes severance payments of $111,154.
(i) Mr. Montgomery resigned effective November 15, 2001. See "Severance Agreements" below.
(j)  Includes severance payments of $126,154.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to options to purchase securities from the Company granted to the named executives during fiscal year 2002 (excludes warrants issued in financings described in Item 13):

                                 Number of        % of Total
                                 Securities         Options
                                 Underlying       Granted to
                                   Options       Employees in    Exercise Price                         Grant Date
      Name                       Granted (#)      Fiscal Year       ($/Share)      Expiration Date    Present Value (c)
      ----                       -----------      -----------       ---------      ---------------    -----------------
Richard P. Johnston               20,000 (a)         3.4%             $2.25           7/24/11               $2.24

John C. Lauchnor                 250,000 (b)        42.1%             $1.90            9/1/11               $1.89

Ronald L. Chalmers                   -0-              --                 --                --

James Davidson                    75,000 (b)        12.6%             $2.50           9/10/11               $2.49

Frank Mertes                      75,000 (b)        12.6%             $1.26            1/2/12               $1.26

Thomas A. Schneider               20,000             3.4%             $2.25           7/24/11               $2.24

Anthony J. Montgomery             15,000             2.5%             $2.25           7/24/11               $2.24

----------
(a) Options vest one-quarter on each annual stockholder meeting date held more than six months after grant.
(b) Options vest one-quarter on each of the first four anniversaries of the date of grant.
(c) The Grant Date Present Value was determined using the standard application of the Black-Scholes option pricing model using the following weighted average assumptions: volatility 187.5%, dividend yield 0%, and a risk free interest rate of 5.08% based on the options being outstanding for approximately 10 years. The Grant Date Present Values do not take into account risk factors such as non-transferability and limits on exercisability. In assessing the Grant Date Present Values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on an option on the date of grant, the ultimate value of the option is dependent on the market value of the Common Stock at a future date, and the extent, if any, by which such market value exceeds the exercise price on the date of exercise.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table sets forth certain information concerning the number and value of unexercised Options held by the Named Executives at the end of the fiscal year ended May 31, 2002:

                                                                    Value of Unexercised
                                                                        In-the-Money
                             Number of Securities Underlying             Options at
                                  Unexercised Options at              Fiscal Year-End:
                                     Fiscal Year-End:                   Exercisable*/
      Name                     Exercisable*/Unexercisable               Unexercisable
      ----                     --------------------------               -------------
Richard P. Johnston                   26,302/28,750                         $0/$0

John C. Lauchnor                         0/250,000                          $0/$0

Ronald L. Chalmers                     45,453/5,100                         $0/$0

James Davidson                           0/75,000                           $0/$0

Frank Mertes                             0/75,000                           $0/$0

Thomas A. Schneider                     310,228/0                           $0/$0

Anthony J. Montgomery                   200,000/0                           $0/$0

* at may 31, 2002 and within 60 days thereafter.

COMPENSATION OF DIRECTORS

     Non-employee directors receive a quarterly retainer of $2,500 as well as reimbursement for certain travel expenses incurred in connection with attending meetings. Pursuant to the Royal Precision, Inc. Stock Option Plan, each non-employee member of the Board of Directors receives (i) upon his initial election, an option to purchase 20,000 shares and (ii) an annual grant of an option to purchase 5,000 shares if he has completed at least one year of service as a director and if he attends 75% of the meetings of the directors and committees upon which he serves, at a price equal to the fair market value of such shares on the day preceding the date of grant. On July 24, 2001, options for 20,000 shares were granted to the following directors: Richard P. Johnston, David E. Johnston, Kenneth J. Warren, Christopher A. Johnston and Raymond J.
Minella. Mr. Mechem did not receive such a grant because he was granted a similar option upon his first becoming a director. Mr. Lauchnor did not receive a grant at such time because his compensation is independently reviewed; he did, however, receive an option to purchase 250,000 shares under the Royal Precision, Inc. Stock Option Plan on September 24, 2001. No annual grant of options to Board members to purchase 5,000 shares was made in 2002. For a description of future cash compensation to be paid to Richard P. Johnston and Christopher A. Johnston indirectly through Royal Associates, Inc. commencing in January 2003, see "Item 13. Certain Relationships and Related Transactions".

EMPLOYMENT AGREEMENTS

     On September 1, 2001, the Company entered into an Executive Employment Agreement with John C. Lauchnor whereby the Company would employ Mr. Lauchnor effective September 24, 2001 as President and Chief Operating Officer of the Company. Among other things, the Executive Employment Agreement provided for a term of three years, subject to termination in certain events. As payment for the services to be rendered by Mr. Lauchnor, Mr. Lauchnor is to receive a Base Salary initially at $185,000 annually together with a bonus that would equal up to 50% of his Base Salary if key objectives are accomplished. The Agreement provided that Mr. Lauchnor would participate in all employee benefit plans maintained by the Company, insurance programs, paid vacations and similar plans or programs. In lieu of other life insurance benefits, the Company was to use reasonable efforts in good faith to secure a $500,000 term life insurance policy on the life of Mr. Lauchnor which would be owned by the Company, with Mr. Lauchnor selecting the beneficiary of such policy. Mr. Lauchnor received a signing bonus in the amount of $30,000, $15,000 of which was paid November 15, 2001 and $15,000 of which was paid December 15, 2001. Mr. Lauchnor was also to receive reimbursement for normal moving expenses, closing costs and realtor fees on both the sale and purchase of his old and new homes upon presentation of appropriate documentation, together with taxes that may be due by Mr. Lauchnor as a result of the receipt of such reimbursement, and reimbursement for the initiation fee for one country club up to $25,000 which reimbursement has not been paid.

     On March 18, 2002, the Company entered into an Employment Agreement with James Davidson who was currently employed by the Company in consideration of his remaining with the Company which provided, among other things, that in the event that prior to the second anniversary of the date of the agreement, Mr. Davidson's employment is terminated other than for "Cause", Mr. Davidson would be paid as severance pay an amount equal to his then base salary for the period commencing on the date that his employment is terminated and ending on the later of (a) the second anniversary of the date of the agreement, or (b) 12 months from the termination date, payable in accordance with the customary pay practices of the Company (the "Employment Package").

SEVERANCE AGREEMENTS

     The Company had entered into severance agreements with former Company executive officers, Thomas A. Schneider, Anthony J. Montgomery and Kevin L. Neill, which would take effect when the employee's employment was terminated by the Company (or any purchaser or successor to the Company) for any reason, other than cause, or there was a change in the terms of the employee's employment resulting in his relocation from the Phoenix area or travel requirements by such employee of more than 10 days per month; a reduction in pay; demotion, or change in authority or duties. These agreements provided for severance pay of twelve months, nine months and seven months, respectively, to be paid at the time of termination of employment, paid coverage under the Company's existing medical and dental plans for like terms, acceleration of vesting of all outstanding options held by the employee and extension of the exercise period of such options for one year. The termination of the employment of these employees occurred on October 2, 2001, November 15, 2001, and January 16, 2002, respectively.

     On October 1, 2001, Thomas A. Schneider entered into an Agreement to Terminate Employment with the Company which provided that, among other things, Mr. Schneider would receive $170,000, without interest, payable according to his existing bi-weekly payment cycle from October 3, 2001 to October 2, 2002 and all employee stock options previously granted to Mr. Schneider would immediately vest and Mr. Schneider would be entitled to exercise all such options during the respective option terms prior to the respective expiration dates of such options.

     On November 15, 2001, Anthony J. Montgomery entered into an Agreement to Terminate Employment with the Company which provided that, among other things, Mr. Montgomery would receive $132,154 payable from November 23, 2001 through June 2002 according to the second monthly salaried pay cycle, and existing health and dental insurance through August 2002. The terms of all options having a strike price equal to or less than the closing price of the Company's common stock on the date of execution of the agreement would remain in effect. The terms for all options that have a strike price greater than the closing price of the Company's common stock on the date of execution of the agreement would be immediately vested and Mr. Montgomery would be entitled to exercise all such options during the respective option terms prior to the respective expiration dates of such options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Raymond J. Minella (Chair), Charles S. Mechem, Jr. and Christopher A. Johnston, outside directors, served on the Personnel and Compensation Committee in fiscal year 2002. Mr. Minella resigned as a director for personal reasons unrelated to the Company in July 2002. Christopher A. Johnston is a former officer of the Company and entered into a transaction with the Company in March 2002 whereby Mr. Johnston loaned to the Company $150,000 and received in exchange therefor the Company's subordinated promissory note and a warrant to purchase 36,000 shares of the Company's common stock at $.25 per share. The note has since been converted to common stock. See "Certain Relationships and Related Transactions" below. No director or executive officer of the Company serves on the compensation committee of the board of directors of any company for which Messrs. Mechem and Johnston serve as directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During fiscal year 2002, Raymond J. Minella (Chair), Christopher A. Johnston and Charles S. Mechem, Jr. functioned as the Personnel and Compensation Committee (the "Committee"). Mr. Minella resigned as a director in July 2002. This Committee reviews and approves the Company's compensation philosophy and policies and the application of such policies to the compensation of the executive officers. The Company's philosophy is to link executive pay to performance that enhances stockholder value. The goals of the compensation program are to provide compensation levels necessary to attract and retain exceptional talent, to motivate the executives to achieve the Company's business goals, and to recognize individual contributions as well as overall business results.

     The key elements of the Company's executive compensation are base salary, performance based bonus and long-term incentives in the form of stock options. The Committee does not use a formula to weight the various factors it considers. The Company's policies with respect to each of the elements are discussed below.

BASE SALARIES

     Base salaries for executive officers are determined by evaluating the responsibilities of the position and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other companies included in the Company's peer group. Base salary adjustments are determined annually by evaluating the financial performance and, where appropriate, certain non-financial performance measures of the Company, and the individual performance of each executive officer.

     Richard P. Johnston is the Chief Executive Officer and served as Chairman of the Board during fiscal year 2002. The Chairman of the Board has not received compensation in such capacity but is reimbursed for all travel and out of pocket costs incurred in connection with his duties. John C. Lauchnor is the President and Chief Operating Officer and in the fiscal year ended May 31, 2002, his base salary was determined based on both his past individual performance and market comparisons, including companies in the Peer Index referred to below.

     For a description of future cash compensation to be paid to Richard P. Johnston and Christopher A. Johnston indirectly through Royal Associates, Inc. commencing in January 2003, see "Item 13. Certain Relationships and Related Transactions".

EXECUTIVE BONUSES

     The Company's executive officers were eligible for an annual cash bonus under an incentive compensation plan for management established and monitored by the Board of Directors. Individual and corporate performance objectives are established at the beginning of each year by the Committee. Eligible executives are assigned target bonus levels. The corporate performance measure for bonus payments for the fiscal year ended May 31, 2002 was based on the Company's pre-tax profitability. In fiscal 2002, the Company did not meet its primary profitability goals and no bonuses were awarded under the plan. The Company has adopted an Executive Bonus Program for Fiscal Year 2003 which will include managers and executives who are continuously employed from the beginning of each fiscal year through the date of bonus. If employment is for less than a full year, those persons are eligible only if approved by the Chairman of the Board. Bonus opportunity levels are assigned to each participant based on competitive rates of pay, internal equity and the ability to influence results. The Executive Bonus Program for Fiscal Year 2003 has been filed as an Exhibit to this Form 10-K Report.

     The Committee established a plan outlining how the bonus provided for under Mr. Lauchnor's Employment Agreement was to be earned for fiscal year 2002 and the years thereafter. Initially, for fiscal year 2002, 75% of the bonus was to be based upon net income before tax of the Company for the period September 1, 2001 and May 31, 2002 and 25% of the bonus was to be based upon cash flow of the Company from operations for the same period.

STOCK OPTIONS

     The purpose of the Company's stock option plan is to enable the Company to attract and retain capable employees, officers, directors and consultants and to provide them with long-term incentives to continue their service to the Company, align their interests with those of the stockholders, to maximize the value of the Company to its stockholders and to aid the employee in acquiring an ownership interest in the Company.

     In fiscal 2002, Messrs. Lauchnor, Davidson and. Mertes received options to purchase 250,000, 75,000 and 75,000 shares of common stock, respectively, at an exercise price equal to the fair market value of a share on the day preceding the date of grant. The stock option grants to Messrs. Lauchnor, Davidson and Mertes were negotiated as part of the terms of their employment and took into account the duties and responsibilities of the individual, their potential impact on the performance of the Company, individual performance, and years of work experience.

POLICY ON DEDUCTIBILITY OF COMPENSATION

     The Budget Reconciliation Act of 1993 amended the Internal Revenue Code to add Section 162(m) which bars a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1 million per year. Generally, the Company intends that compensation paid to its "covered employees" shall be deductible to the fullest extent permitted by law.

CONCLUSION

     Through the programs described above, a significant portion of the Company's executive compensation is linked directly to corporate and individual performance and stock price appreciation. The Compensation Committee intends to continue the policy of linking executive compensation to corporate performance and returns to stockholders.

                                        PERSONNEL AND COMPENSATION COMMITTEE
                                        Charles S. Mechem, Jr.
                                        Christopher A. Johnston

PERFORMANCE GRAPH

     The performance graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return for the NASDAQ Stock Market (the "Market Index") and an index of NASDAQ Stocks (SIC 3949) - Sporting and Athletic Goods (the "Peer Index"), assuming an investment of $100 on May 31, 1998 in each of the Company's Common Stock, the stock comprising the Market Index and the stock comprising the Peer Index.

                                  [LINE GRAPH]

                    5/31/1998  5/31/1999  5/31/2000  5/31/2001  5/31/2002
                    ---------  ---------  ---------  ---------  ---------
ROYAL PRECISION       $100       $ 58       $ 57       $ 39       $  4
MARKET INDEX          $100       $139       $191       $119       $ 91
PEER INDEX            $100       $ 78       $ 68       $ 77       $ 74

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of May 31, 2002, including the 1997 Stock Option Plan.

                                                                               (c) Number of
                                                                               Securities Remaining
                               (a) Number of                                   Available for Future
                               Securities to be                                Issuance Under
                               Issued Upon exercise    (b) Weighted Average    Equity Compensation
                               of Outstanding          Exercise Price of       Plans (Excluding        (d) Total of
                               Options, Warrants       Outstanding Options,    Securities Reflected    Securities Reflected
Plan Category                  and Rights              Warrants and Rights     in Column (a)           in Columns (a) and (c)
-------------                  --------------------    --------------------    --------------------    ----------------------
Equity Compensation
Plans Approved by
Stockholders                      2,109,703                  $5.29                   322,321                 2,432,024

Equity Compensation
Plans Not Approved
by Stockholders                     None

     The following table sets forth, as of August 12, 2002, certain information with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director or nominee for director of the Company, (iii) each of the Named Executives (see "EXECUTIVE COMPENSATION; Summary Compensation Table"), and (iv) the Company's directors and executive officers as a group.

                                                      NUMBER OF         PERCENT
      BENEFICIAL OWNER                                SHARES (A)        OF CLASS
      ----------------                                ----------        --------

      Ronald L. Chalmers (c)                           170,813            1.3%

      Anthony J. Montgomery (d)                        236,265            1.9%

      Frank Mertes (e)                                     -0-             --

      James Davidson (f)                                18,750 (f)         --

      Thomas A. Schneider (g)                          310,228 (g)        2.4%

      John C. Lauchnor (h)                             359,781 (h)        2.8%

      Kenneth J. Warren (i)                          1,257,351 (i)        9.8%

      David E. Johnston (j)                            234,875 (j)        1.8%

      Richard P. Johnston (k)                       10,836,656 (k)       69.5%

      Charles S. Mechem, Jr. (l)                       288,262 (l)        2.3%

      Christopher A. Johnston (m)                    2,081,750 (m)       16.3%

      Raymond J. Minella (n)                           507,447            3.0%

      Johnston Family Charitable Remainder
      Unitrust # 3 (o)                               1,384,135 (o)       10.9%

      Johnston Family Living Trust (p)               3,377,135 (p)       22.0%

      Johnston Family Charitable Foundation (q)      5,413,972 (q)       42.1%

      All directors and officers as a group
        (9 persons)                                 14,625,551 (r)       90.9%

----------
(a) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over these shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses.

(b)  Less than 1%.

(c) Mr. Chalmers' address is 535 Migeon Avenue, Torrington, CT 06790. Pursuant to Rule 13d-3(d)(1). This amount includes 45,453 shares issuable upon the exercise of options which are exercisable within 60 days. Mr. Chalmers' shares are subject to an agreement with the Company which grants the Company a right of first refusal and a call right upon termination of his employment with the Company. These rights are not currently exercisable within 60 days.

(d) Mr. Montgomery's address is 9762 East Palm Ridge Drive, Scottsdale, AZ 85260. Pursuant to Rule 13d-3(d)(1). This amount includes 200,000 shares issuable upon the exercise of options which are exercisable within 60 days.

(e)  Mr. Mertes' address is 535 Migeon Avenue, Torrington, CT 06790.

(f) Mr. Davidson's address is 535 Migeon Avenue, Torrington, CT 06790. This amount includes 18,750 shares issuable upon the exercise of options which are exercisable within 60 days.

(g) Mr. Schneider's address is 4111 East Becker Lane, Phoenix, AZ 85028. Pursuant to Rule 13d-3(d)(1). This amount includes 310,228 shares issuable upon the exercise of options which are exercisable within 60 days.

(h)  Mr.  Lauchnor's  address is 535 Migeon Avenue,  Torrington,  CT 06790. This amount includes (i) 6,000 shares currently exercisable pursuant to a warrant dated February 28, 2002 and (ii) 62,500 shares issuable upon the exercise of an option (the "JCL Option") which are exercisable within 60 days and (iii) pursuant to the proviso to Rule 13d-3 (d)(1)(i), 187,500 shares subject to the JCL Option which are not exercisable within the next 60 days.

(i) Mr. Warren's address is 5134 Blazer Parkway, Dublin, OH 43017. This amount includes (a) (i) 12,000 shares currently exercisable pursuant to a warrant dated February 28, 2002 (the "KJW Warrant") held by DWR, Custodian for Kenneth Warren, Attorney at Law, fbo Kenneth J. Warren, VIP Plus Profit Sharing Plan (the "Profit Sharing Plan"); (ii) 207,862 shares held by the Profit Sharing Plan; (iii) 20,323 shares issuable upon the exercise of options which are exercisable within 60 days (the "KJW Options"); (iv) 622,687 shares held by RIFL Holdings, LLC ("RIFL LLC") in which KJW is a 50.1% member, (v) 6,000 shares owned by CRT#3 (see note (o)) subject to the currently exercisable portion of an option dated July 24, 2001 granted by CRT#3 to purchase such shares from CRT#3 (the "KJW-CRT#3 Option") which are currently exercisable;(vi) 121,750 shares subject to a one-year option (renewable for four successive years) granted to Christopher A. Johnston on February 28, 2002 to purchase such shares from Mr. Warren, which option is currently exercisable and (vii) 344,472 shares which have been pledged to RPJ/JAJ Partners, Ltd. under a pledge agreement pursuant to which the pledgee will only acquire voting power or dispositive power over the shares upon the occurrence of certain contingencies which has not yet occurred and, (b) pursuant to the proviso to Rule 13d-3(d)(1)(i), the following which are not exercisable within the next 60 days: (i) 24,000 shares subject to the KJW - CRT #3 Option; and (ii) 20,000 shares subject to the non-exercisable portion of the KJW Options. Mr. Warren is a party to a stockholders agreement under which the holders of 59,006 shares have granted to him and Christopher A. Johnston rights of first refusal, which rights are not currently exercisable, and Mr. Warren has granted a right of first refusal and a call right on his shares to Christopher A. Johnston, which rights are not currently exercisable. See "Item 13. Certain Relationships and Related Transactions." Does not include any shares held by the Foundation of which Mr. Warren is a trustee but as to which he shares no voting or dispositive power. Mr. Warren disclaims beneficial ownership of any shares owned by the Foundation and any shares owned by RIFL LLC in excess of his 50.1% interest therein.

(j) David Johnston's address is 1935 West Muirhead Loop, Suite 128, Tucson, AZ 85737. Pursuant to Rule 13d-3(d)(1)(i), this amount includes 11,106 shares issuable upon the exercise of options which are exercisable within 60 days. Does not include any shares held by the Foundation of which Mr. Johnston is President but as to which he shares no voting or dispositive power. Mr. Johnston disclaims beneficial ownership of any shares owned by the Foundation.

(k) Richard Johnston's address is 4350 Greens Place, Wilson, WY 83014. This amount includes (a) (i) 1,384,135 shares owned by Richard P. Johnston and Jayne A. Johnston, as Trustees of the Johnston Family Charitable Remainder Unitrust #3 ("CRT#3"), over which shares Mr. Johnston and his wife share voting and dispositive power; (ii) 775,935 shares owned by Richard P. Johnston and Jayne A. Johnston, as Trustees of the Johnston Family Living Trust u/a dated April 11, 1994 (the "Trust"), over which shares Mr. Johnston and his wife share voting and dispositive power; (iii) 5,261,780 shares held by the Johnson Family Charitable Foundation (the "Foundation") of which Mr. Johnston serves as a Trustee; (iv) 26,302 shares issuable upon the exercise of employee stock options (the "Employee Stock Options") which are exercisable within 60 days; (v) 152,192 shares issuable upon exercise of a warrant dated October 26, 2001 held by the Foundation (the "JF Warrant"); (vi) 36,000 shares issuable upon exercise of a warrant dated April 10, 2002 (the "Trust Warrant 1"); and (vii) 145,200 shares covered by a warrant dated April 10, 2002 held by the Trust (see "Item 13. Certain Relationships and Related Transactions)" and (b) pursuant to the proviso to Rule 13d-3(d)(1)(i), the following which are not exercisable within the next 60 days: (i) 200,000 shares held by Christopher A. Johnston ("CAJ") which CRT#3 may be required to purchase from CAJ pursuant to a Put Agreement dated August 31, 2001 (the "Put Agreement"), (ii) 28,750 shares subject to the RPJ Stock Options, (iii) up to 2,420,000 shares which may be issued to the Trust pursuant to the terms of the Amended Guaranty Agreement upon enforcement of guaranties issued by the Trust and conversion of the underlying guaranteed debt of $605,000, (iv) 343,812 shares owned by Kenneth J. Warren ("KJW") of which 334,031 shares are pledged to RPJ/JAJ Partners, Ltd., of which Mr. Johnston is a partner, and 9,781 shares are pledged to the Trust, to secure certain notes issued by KJW, and (v) 62,550 shares subject to employee stock options held by Danny Edwards which, if exercised by Mr. Edwards, could be acquired by Mr. Johnston or his nominee pursuant to the terms of a Stock Option Purchase Agreement dated February 28, 2001. Mr. Johnston disclaims beneficial ownership of all shares of the Company except (a) the Employee Stock Options; (b) any shares held by the Trust; and (c) any shares held by CRT#3 in excess of 13.6% of the aggregate shares owned by CRT#3.

(l) Mr. Mechem's address is 2803 Teton Pines Drive, Wilson, WY 83014. This amount includes (a)(i) 10,000 shares issuable upon the exercise of options currently exercisable; (ii) 12,000 shares issuable upon exercise of a warrant dated February 28, 2002; and (iii) 6,000 shares issuable upon the exercisable portion of an option from the CRT#3 dated July 24, 2001 (the "CSM - CRT Option) (see Note (o)) which are exercisable within 60 days and
     (b) pursuant to the proviso to Rule 13d-3 (d)(1)(i), the following which are not exercisable within the next 60 days: (i) 15,000 shares subject to the CSM Options and (ii) 24,000 shares subject to the CSM-CRT#3 Option. See also "Item 13. Certain Relationships and Related Transactions."

(m) Christopher Johnston's address is 3490 Clubhouse Drive, Suite 102, Jackson Hole, WY 83001. This amount includes (a)(i) 36,000 shares issuable upon exercise of a warrant dated March 8, 2002; (ii) 121,750 shares held by Kenneth J. Warren subject to an option dated February 28, 2002 granted by Mr. Warren to Mr. Johnston to purchase such shares from Mr. Warren which is currently exercisable; and (iii) 622,687 shares held by RIFL LLC in which Mr. Johnston is a 49.9% member, and (b) pursuant to the proviso to Rule 13d-3 (d)(1)(i), the following which are not exercisable within the next 60 days: (i) 20,000 shares subject to employee stock options held by Mr. Johnston (the "CAJ Options"), and (ii) 121,510 shares sold on February 25, 2002 by him for a promissory note secured by a pledge agreement on such shares. This amount does not include 403,478 shares owned by Mr. Warren and others subject to a stockholders agreement which grants Mr. Johnston a right of first refusal and a call right, which rights are not currently exercisable. See "Item 13. Certain Relationships and Related Transactions." Mr. Johnston disclaims beneficial ownership of any shares owned by RIFL LLC in excess of his 49.9% interest therein.

(n) Mr. Minella's address is c/o Jefferies, Inc., 520 Madison Avenue, 12th floor, New York, NY 10022. Beneficial ownership is as specified in Rule 13d-3(d)(1).

(o) The address of the Johnston Family Charitable Remainder Unitrust #3 is 4350 Greens Place, Wilson, WY 83014. (See note (j)). This amount includes (i) 60,000 shares subject to options granted to Messrs. Warren and Mechem, 12,000 shares of which are exercisable within 60 days (see notes (i) and
     (l)); and (ii) pursuant to the proviso to Rule 13d-3(d)(1)(i), 200,000 shares which CRT#3 may be required to purchase from CAJ pursuant to the Put Agreement (see note (k)).

(p) The address of the Johnston Family Living Trust is 4350 Greens Place, Wilson, WY 83014. This amount includes (i) 145,200 shares issuable upon exercise of the Amended Trust Warrant 2, (ii) 36,000 shares issuable upon Trust Warrant 1, (iii) pursuant to the proviso to Rule 13d-3 (d)(1)(i), up to 2,420,000 shares which may be issued to the Trust pursuant to the terms of the Amended Guaranty Agreement and (iv) 9,781 shares owned by Kenneth J. Warren and pledged to the Trust (see note (k)).

(q) The address of the Johnston Family Charitable Foundation is 4350 Greens Place, Wilson, WY 83014. Pursuant to the proviso to Rule 13d-3 (d)(1)(i), this amount includes 152,192 shares issuable upon exercise of the JF Warrant (see (note (k)).

(r) This amount includes 3,882,854 shares issuable upon the exercise of options, warrants and other conversion rights. This amount does not include the shares excluded by notes (k) and (m) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company paid legal fees of $209,704 to Kenneth J. Warren, a director, Secretary and general counsel, during the fiscal year ended May 31, 2002.

     On October 26, 2001, the Johnston Family Charitable Foundation ("Foundation") lent to the Company $1,250,000 in exchange for a subordinated note ("Subordinated Note") convertible into common stock at $0.25 per share and a warrant for 300,000 shares exercisable at $0.25 per share, as reported in the Company's proxy statement for the Special Meeting of Stockholders which occurred on January 28, 2002. Richard P. Johnston, Chairman of the Board and CEO, beneficial owner of 69.5% of the Company's stock and director; his spouse, Jayne
A. Johnston; and Kenneth J. Warren, Secretary of the Company and director and beneficial owners of a 9.8% of the Company's stock, are Trustees of the Foundation. David E. Johnston, director of the Company, and son of Richard P. Johnston and Jayne A. Johnston, is President of the Foundation.

     On February 28, 2002, in a privately negotiated transaction, the Johnston Family Living Trust (the "Trust") lent to the Company the sum of $150,000 and received therefor Trust Warrant 1 providing for the purchase of up to 36,000 shares at a price of $.25 per share and the Trust Note convertible into 600,000 shares at a price of $.25 per share based on its original principal amount (plus additional shares for interest), which is not convertible until the occurrence of a default. The Trust has agreed in principle to a subordination arrangement with the Company's lender on substantially the same terms as are contained in an existing subordination agreement between the Foundation, the Company and the Company's lender. In connection with this transaction, the Trust entered into a Registration Rights Agreement. The Trust and the Company have entered into a Designation Agreement described under "Item 10" above.

     In a privately negotiated transaction, the Company entered into a Conversion Agreement dated March 11, 2002 with the Foundation pursuant to which the Foundation converted its principal debt of $1,250,000 represented by the Subordinated Note into equity and, upon request of the Company's institutional lender, the conversion was deemed to have occurred on March 11, 2002. The conversion also covered shares issuable on conversion in respect of interest accruing through March 31, 2002. The shares issuable under the terms of the Conversion Agreement are included in the shares reported as beneficially owned by Richard P. Johnston. The Foundation and the Company have entered into a Designation Agreement described under "Item 10" above.

     In a privately negotiated transaction, on March 19, 2002, the Company entered into a Guaranty Agreement with the Trust, whereby, the Trust agreed to provide a guarantee of the repayment of certain amounts of money the Company is obligated to pay to the Issuer's institutional lender and others. If the Trust was required to provide the maximum amount of funds under the Guaranty Agreement, $605,000, and the Trust elected to convert the amount of such debt into shares at the rate of $.25 per share, the Trust would receive 2,420,000 shares, excluding any shares that may be obtainable by converting any additional amounts of interest that may be either paid by the Trust on behalf of debt owed by the Issuer, or owed to the Trust. In exchange for entering into the Guaranty Agreement, the Trust was granted Trust Warrant 2 providing for the purchase of up to 59,200 shares at a price of $.25 per share, and the right to purchase an additional 86,000 shares at the same price upon the occurrence of certain events. On April 10, 2002, the Guaranty Agreement and Trust Warrant 2 were amended. Under the amended agreements, the Trust would still receive 2,420,000 shares, excluding any shares that may be obtainable by converting any additional amounts of interest that may be either paid by the Trust on behalf of debt owed by the Company, or owed to the Trust but now would immediately receive the right to purchase 145,200 shares at a price of $.25 per share. The shares issuable under the terms of the Guaranty Agreement and Trust Warrant 2 are included in the shares reported as beneficially owned by Richard P. Johnston.

     In a privately negotiated transaction, the Company entered into Trust Conversion Agreement II dated as of August 9, 2002 with the Trust whereby the Trust converted the entire indebtedness of $155,571.81 evidenced by the Trust note into 622,687 shares at the price of $.25 per share on August 9, 2002. The conversion covered shares issuable on conversion in respect of interest accrued through August 9, 2002. These shares are included in the shares reported as beneficially owned by Richard P. Johnston.

     On August 9, 2002, Richard P. Johnston entered into an agreement concerning letter of credit with the Company's lending bank and delivered an irrevocable letter of credit to the lending bank to secure up to $1.0 million of certain of the Company's indebtedness to the lending bank. Concurrently therewith, RA has agreed to issue to Mr. Johnston 2,000 shares of RA stock. No compensation in respect of the agreement concerning letter of credit is to be provided to Mr. Johnston by the Company other than the expenses incurred relating to the letter of credit ($15,000).

     Richard P. Johnston has guaranteed the full and timely payment by the Company to James Davidson of Mr. Davidson's Employment Package.

     On February 28, 2002, in a privately negotiated transaction, DWR, Custodian for Kenneth Warren, Attorney at Law, fbo Kenneth J. Warren, VIP Plus Profit Sharing Plan (the "Profit Sharing Plan") lent to the Company the sum of $50,000 and received therefor the KJW Warrant to purchase up to 12,000 shares at a price of $.25 per share and the KJW Note convertible into 200,000 shares at a price of $.25 per share based on its original principal amount (plus additional shares for interest), which is not convertible until the occurrence of a default. Mr. Warren has agreed in principle to a subordination arrangement with the Company's lender on substantially the same terms as are contained in an existing subordination agreement between the Foundation, the Company and the Company's lender. In connection with this transaction, the Profit Sharing Plan entered into a Registration Rights Agreement with the Company. On August 9, 2002, the Profit Sharing Plan entered into a Conversion Agreement with the Company whereby the Profit Sharing Plan converted the entire indebtedness evidenced by the KJW
Note into 207,562 shares at the price of $.25 per share. The conversion covered shares issuable on conversion in respect of interest accrued through August 9, 2002. These shares are included in the shares reported as beneficially owned by Mr. Warren.

     On March 8, 2002, in a privately negotiated transaction, Christopher A. Johnston lent to the Company the sum of $150,000 and received therefor the CAJ Warrant to purchase up to 36,000 shares at a price of $.25 per share and the CAJ Note convertible into 600,000 shares at a price of $.25 per share based on its original principal amount (plus additional shares for interest), which is not convertible until the occurrence of a default. Mr. Johnston agreed in principle to a subordination arrangement with the Company's lender on substantially the same terms as are contained in an existing subordination agreement between the Foundation, the Company and the Company's lender. In connection with this transaction, Mr. Johnston entered into a Registration Rights Agreement with the Company.

     On August 9, 2002,  Christopher A. Johnston,  as a 49.9% owner, and Kenneth
J. Warren, as a 50.1% owner, formed RIFL LLC. Thereafter, in a privately negotiated transaction, RIFL LLC purchased from Mr. Johnston's IRA the CAJ Note (to which Mr. Johnston had assigned the CAJ Note) in exchange for a promissory note of RIFL LLC in the original principal amount of $150,000 plus accrued and unpaid interest on the CAJ Note. In a privately negotiated transaction, the Company entered into a Conversion Agreement dated as of August 9, 2002 with RIFL LLC pursuant to which RIFL LLC converted the entire indebtedness of $155,671.81 evidenced by the CAJ Note into 622,687 shares at $.25 per share on August 9, 2002. The conversion covered shares issuable on conversion in respect of interest accrued through August 9, 2002. These shares are included in the shares reported as beneficially owned by Messrs. Warren and Johnston.

     On August 9, 2002, Christopher A. Johnston entered into an agreement concerning letter of credit with the Company's lending bank and delivered an irrevocable letter of credit to the lending bank to secure up to $1.0 million of the Company's indebtedness to the lending bank. Concurrently therewith, RA has agreed to issue to Mr. Johnston 2,000 shares of RA stock. No compensation in respect of the agreement concerning letter of credit is to be provided to Mr. Johnston by the Company other than the expenses incurred relating to the letter of credit ($38,500).

     On February 28, 2002, in a privately negotiated transaction, Charles S. Mechem, Jr. lent to the Company the sum of $50,000 and received therefor the CSM Warrant to purchase up to 12,000 shares at a price of $.25 per share and the CSM Note convertible into 200,000 shares at a price of $.25 per share based on its original principal amount (plus additional shares for interest), which is not convertible until the occurrence of a default. Mr. Mechem has agreed in principle to a subordination arrangement with the Company's lender on substantially the same terms as are contained in an existing subordination agreement between the Foundation, the Company and the Company's lender. In connection with this transaction, Mr. Mechem entered into a Registration Rights Agreement with the Company. On August 9, 2002, Mr. Mechem entered into a
Conversion Agreement with the Company whereby he converted the entire indebtedness evidenced by the CSM Note into 207,562 shares at the price of $.25 per share. The conversion covered shares issuable on conversion in respect of interest accrued through August 9, 2002. These shares are included in the shares reported as beneficially owned by Mr. Mechem.

     On February 28, 2002, in a privately negotiated transaction, John C. Lauchnor lent to the Company the sum of $25,000 and received therefor the JCL Warrant to purchase up to 6,000 shares at a price of $.25 per share and the JCL Note convertible into 100,000 shares at a price of $.25 per share based on its original principal amount (plus additional shares for interest), which is not convertible until the occurrence of a default. Mr. Lauchnor has agreed in principle to a subordination arrangement with the Company's lender on substantially the same terms as are contained in an existing subordination agreement between the Foundation, the Company and the Company's lender. In connection with this transaction, Mr. Lauchnor entered into a Registration Rights Agreement with the Company. On August 9, 2002, Mr. Lauchnor entered into a Conversion Agreement with the Company whereby he converted the entire indebtedness evidenced by the JCL Note into 103,781 shares at the price of $.25 per share. The conversion covered shares issuable on conversion in respect of interest accrued through August 9, 2002. These shares are included in the shares reported as beneficially owned by Mr. Lauchnor.

     On April 17, 2002, Royal Associates, Inc. ("RA"), a corporation, the shares of which are owned by Richard P. Johnston, Christopher A. Johnston, David E. Johnston, Kenneth J. Warren, John C. Lauchnor, Charles S. Mechem, Jr., all directors of the Company, and Robert Jaycox, presented an offer to the Company whereby the Company would be merged with RA or a subsidiary thereof and certain parties affiliated with RA and shares held by stockholders perfecting their dissenting rights under Delaware law, would be converted into the right to receive cash upon surrender of the certificate representing such shares. On June 11, 2002, RA orally amended its April 17 proposal to the Company increasing the proposed merger consideration from $.30 per share to $.37 per share. On the same day, the Company and a Special Committee then consisting of Raymond J. Minella, an outside director, received the oral opinion from a financial advisor as to the fairness of the offer. The transaction remains subject to the negotiation and execution of a definitive merger agreement, approval of the Company's stockholders and certain other conditions. If the merger is consummated, after the merger, RA will be a holding company with the Company as its majority-owned subsidiary.

     Commencing in January 2003, the Company proposes to begin paying to RA a management fee of $240,000 per year for services rendered and to be rendered to the Company. In turn, substantially all of such fee is expected to be paid by RA to Richard P. Johnston and Christopher A. Johnston as salary for performing the services RA is to perform for the Company. Richard P. Johnston is an executive officer, director and beneficial owner of 69.5% of the Company's common stock and is an officer, director and beneficial owner of approximately 61.2% of the common stock of RA. Christopher A. Johnston is a director and beneficial owner of 16.3% of the Company's common stock and is an officer, director and beneficial owner of approximately 14.2% of the common stock of RA..

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements.

          Report of Ernst & Young LLP Independent Auditors....................14
          Report of Independent Public Accountants............................15
          Consolidated Balance Sheets.........................................16
          Consolidated Statements of Operations...............................17
          Consolidated Statements of Stockholders' Equity and Comprehensive
            Income (Loss).....................................................18
          Consolidated Statements of Cash Flows...............................19
          Notes to Consolidated Financial Statements..........................20

     (b)  Reports on Form 8-K.

          The following current reports on Form 8-K were filed during the last quarter of the period covered by this report:

          (i)  Current Report on Form 8-K filed March 2, 2002;
          (ii) Amendment No. 1 dated April 25, 2002 to Current Report on Form 8-K filed February 1, 2002; and
         (iii) Current Report on Form 8-K filed May 24, 2002.

     (c)  Exhibits.

          The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning on page 51 of this report.

     (d)  Financial Statement Schedule.

          Schedule II - Valuation and Qualifying Accounts and Reserves.......S-1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2002                  ROYAL PRECISION, INC.
                                         (the "Registrant")

                                        By /s/ John C. Lauchnor
                                           -------------------------------------
                                           John C. Lauchnor, President and Chief
                                           Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of August, 2002.

               NAME                               TITLE (CAPACITY)
               ----                               ----------------

/s/ John C. Lauchnor                       President and  Chief Operating
-------------------------------------      Officer (principal executive
John C. Lauchnor                           officer)


/s/ Frank W. Mertes*                       Vice President-Finance, Chief
-------------------------------------      Financial Officer (principal
Frank W. Mertes                            financial officer)


/s/ Richard P. Johnston*                   Director
-------------------------------------
Richard P. Johnston

/s/ David E. Johnston*                     Director
-------------------------------------
David E. Johnston

/s/ Raymond J. Minella*                    Director
-------------------------------------
Raymond J. Minella

/s/ Charles S. Mechem, Jr.*                Director
-------------------------------------
Charles S. Mechem, Jr.

/s/ Christopher A. Johnston*               Director
-------------------------------------
Christopher A. Johnston

/s/ Kenneth J. Warren*                     Director
-------------------------------------
Kenneth J. Warren

* John C. Lauchnor, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.

By: /s/ John C. Lauchnor
    -------------------------------------
    John C. Lauchnor, Attorney in Fact

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                     CHARGED TO
                                                      BALANCE AT      (DEDUCTED                                   BALANCE AT
                                                     BEGINNING OF    FROM) COSTS       OTHER         OTHER          END OF
                                                        PERIOD      AND EXPENSES     ADDITIONS     DEDUCTIONS       PERIOD
                                                        ------      ------------     ---------     ----------       ------
Allowance for doubtful accounts:
  Year ended May 31, 2000                              $   433        $    40         $    --      $  (199)        $   274
  Year ended May 31, 2001                                  274             14              --         (101)            187
  Year ended May 31, 2002                                  187             24                          (17)            194

Deferred tax asset valuation allowance:
  Year ended May 31, 2000                              $ 2,649        $  (162)        $    --      $  (742)(a)     $ 1,745
  Year ended May 31, 2001                                1,745             --              --           --           1,745
  Year ended May 31, 2002                                1,745          4,797              --           --           6,542

Allowance for slow-moving and obsolete inventories:
  Year ended May 31, 2002                              $    70        $ 1,435         $    --      $(1,355)        $   150


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

                                  EXHIBIT INDEX

                                                                                           PAGE IN
                                                                                        SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED COPY
-------                                                                                 -------------
(3)            Certificate of Incorporation and Bylaws                                         *

3.1            Second  Amended and  Restated  Certificate  of  Incorporation  of               *
               registrant  (incorporated  by  reference  to  Exhibit  3.1 to the registrant's  Form 8-K dated  January 28, 2002 (the "January 2002
               8-K").

3.2            Amended   and   Restated   Bylaws   of  Royal   Precision,   Inc.               *
               (incorporated by reference to Exhibit 3 to the January 2002 8-K).

(4)            Instruments defining the rights of holders                                      *

4.1            See  Articles  FOUR,  FIVE and SEVEN of the  Second  Amended  and               *
               Restated   Certificate   of   Incorporation   of  the  registrant
               (incorporated  by  reference  to Exhibit 3.1 to the January  2002
               8-K).

4.2            See Article I, Sections 2.1 and 2.2 of Article II and Section 7.3               *
               of  Article  VII of the  Amended  and  Restated  Bylaws  of Royal
               Precision,  Inc. (incorporated by reference to Exhibit 3.2 to the
               January 2002 8-K). *

(10)           Material Contracts                                                              *

10.1           Asset  Purchase  Agreement  dated  May 31,  1996  with  Brunswick               *
               Corporation  (incorporated by reference to Exhibit 10.1.1 of Form
               S-4, No. 333-28841; the "Form S-4").

10.2           Management  Stockholders Agreement dated May 29, 1996 with Ronald               *
               L. Chalmers,  et al. (incorporated by reference to Exhibit 10.2.4 of the Form S-4).

10.3           1997 Stock  Option  Plan dated March 13,  1997  (incorporated  by               *
               reference to Exhibit 10.2.5 of the Form S-4).**

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

10.27          Fifth  Amendment  to Credit  and  Security  Agreement  between FM               *
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and Wells Fargo  Business  Credit,  Inc.  dated  November 8, 2000
               (incorporated  by reference  to Exhibit 10.1 of the  registrant's
               Form 10-Q for the quarter ended  November 30, 2000; the "November
               2000 10-Q").

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

10.34          Amendment,  Assignment and Assumption of Lease  Agreement by Bell               *
               Sports,  Inc.,  Royal Grip,  Inc.  and Howard Lake Ranch,  L.L.C.
               dated April 27, 2001  (incorporated by reference to Exhibit 10.34 of the Form 10-K for fiscal year end 2001; the "2001 10-K").

10.35          Seventh  Amendment  to Credit and Security  Agreement  between FM               *
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and  Wells  Fargo  Business  Credit,  Inc.  dated  May  30,  2001
               (incorporated by reference to Exhibit 10.35 of the 2001 10-K). *

10.36          Eighth  Amendment  to Amended and  Restated  Credit and  Security               *
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and  Wells  Fargo  Business  Credit,  Inc.  dated  May  30,  2001
               (incorporated by reference to Exhibit 10.36 of the 2001 10-K).

10.37          Amendment No. 1, dated July 11, 2001, to Agreement  between Royal               *
               Grip,  Inc.  and  Precision  FM Japan,  Ltd.  dated July 12, 1991
               (incorporated by reference to Exhibit 10.37 of the 2001 10-K).

10.38          Agreement to Terminate  Employment  dated October 1, 2001 between               *
               the Company and Thomas A. Schneider (incorporated by reference to
               Exhibit 10.1 of Form 10-Q for quarter  ended August 31, 2001 (the
               "August 2001 10-Q").

10.39          Executive  Employment  Agreement  dated September 1, 2001 between               *
               the Company  and John  Lauchnor  (incorporated  by  reference  to
               Exhibit 10.2 of the August 2001 10-Q).

10.40          Eighth  Amendment  to Credit and  Security  Agreement  between FM               *
               Precision Golf Manufacturing Corp., FM Precision Golf Sales Corp.
               and Wells Fargo  Business  Credit,  Inc.  dated November 13, 2001
               (incorporated  by reference  to Exhibit 10.1 of the  registrant's
               Form 10-Q for the quarter ended  November 30, 2001; the "November
               2001 10-Q").

10.41          Ninth  Amendment  to Amended  and  Restated  Credit and  Security               *
               Agreement  between Royal Grip,  Inc., Royal Grip Headwear Company and Wells Fargo  Business  Credit,  Inc.  dated November 13, 2001
               (incorporated  by reference to Exhibit 10.2 of the November  2001
               10-Q).

10.42          Subordinated  Promissory  Note in the amount of  $1,250,000  from               *
               Royal   Precision,   Inc.  to  The  Johnston  Family   Charitable
               Foundation  dated October 26, 2001  (incorporated by reference to
               Annex I of the Company's definitive Proxy Statement dated January
               2, 2002 filed with the Commission on December 28, 2001).

10.43          Warrant No. 001 dated  October  26,  2001 issued to The  Johnston               *
               Family Charitable  Foundation to purchase 300,000 shares of Royal
               Precision,  Inc. common stock (incorporated by reference to Annex
               II of the Company's  definitive  Proxy Statement dated January 2,
               2002 filed with the Commission on December 28, 2001).

10.44          Subordination  Agreement dated as of October 26, 2001 made by The               *
               Johnston  Charitable  Foundation  for the  benefit of Wells Fargo
               Business Credit, Inc.  (incorporated by reference to Exhibit 10.5 of the November 2001 10-Q).

10.45          Agreement to  Terminate  Employment  with  Anthony J.  Montgomery               *
               dated  as   of  November  8,  2001  (incorporated by reference to
               Exhibit 10.6 of the November 2001 10-Q).

10.46          Ninth  Amendment to Credit and Security  Agreement  and Waiver of               *
               Defaults  between  FM  Precision  Golf  Manufacturing  Corp.,  FM
               Precision Golf Sales Corp. and Wells Fargo Business Credit,  Inc.
               dated April 10, 2002  (incorporated  by reference to Exhibit 10.1 of the registrant's  Form 10-Q for the quarter ended February 28,
               2002; the "February 2002 10-Q").

10.47          Tenth  Amendment  to Amended  and  Restated  Credit and  Security               *
               Agreement and Waiver of Defaults  between Royal Grip, Inc., Royal
               Grip Headwear Company and Wells Fargo Business Credit, Inc. dated
               April 10, 2002  (incorporated by reference to Exhibit 10.2 of the
               February 2002 10-Q).

10.48          Form of Subordination  Agreement dated April 10, 2002 between the               *
               Company and Christopher A. Johnston, John C. Lauchnor, Charles S.
               Mechem, Jr., DWR, Custodian for Kenneth Warren,  Attorney at Law,
               fbo Kenneth J.  Warren,  VIP Plus Profit  Sharing  Plan,  and the
               Johnston  Family  Living  Trust for the  benefit  of Wells  Fargo
               Business  Credit,  Inc.  (see Exhibit 10.48 which was included as
               Exhibit  A  to  the  Subordination  Agreement)  (incorporated  by reference to Exhibit 10.3 of the February 2002 10-Q).

10.49          Guaranty dated April 10, 2002 of the Johnston Family Living Trust               *
               (incorporated  by reference to Exhibit 10.4 of the February  2002
               10-Q).

10.50          Form of  Subordinated  Promissory  Note of the Company  issued to               *
               several lenders with schedule  setting forth material  details in which such documents differ from the form attached  (incorporated by  reference  to  Exhibit  15 of  Schedule  13D  of  Richard  P.
               Johnston, et al, dated March 28, 2002 (the "March 28 13D").

10.51          Form of Warrant issued to various  persons with schedule  setting               *
               forth material  details in which such  documents  differ from the form  (incorporated  by  reference  to Exhibit 16 of the March 28
               13D).

10.52          Conversion  Agreement  between  the  Johnston  Family  Charitable               *
               Foundation and the Company dated March 11, 2002  (incorporated by reference to Exhibit 3 of Schedule 13D of Richard P. Johnston, et
               al, filed March 22, 2002 ("13D Amendment No. 3").

10.53          Designation  Agreement  between the  Johnston  Family  Charitable               *
               Foundation and the Company dated March 1, 2002 which entitles the
               Foundation  to  appoint  a  director  designee  to the  Board  of
               Directors of the Company  (incorporated by reference to Exhibit 2 of 13D Amendment No. 3).

10.54          Guaranty  Agreement  dated March 19, 2002 between the Company and               *
               the  Johnston  Family  Living  Trust   (incorporated   herein  by
               reference  to Exhibit 13 to  Amendment  No. 4 of Schedule  13D of
               Richard P. Johnston,  et al, dated March 28, 2002 ("13D Amendment
               No. 4").

10.55          Warrant  issued to the Johnston  Family  Living Trust dated March               *
               19,  2002  (incorporated  by  reference  to  Exhibit  14  to  13D
               Amendment No. 4).

10.56          Registration  Rights  Agreement dated February 26, 2002 among the               *
               Johnston  Family  Living Trust,  Christopher  A.  Johnston,  DWR,
               Custodian  for Kenneth  Warren,  Attorney at Law,  fbo Kenneth J.
               Warren,  VIP Plus Profit Sharing Plan, John C. Lauchnor,  Charles
               S.  Mechem,  Jr., and the Company  (incorporated  by reference to
               Exhibit 23 to the March 28 13D.

10.57          Designation  Agreement  between the Johnston  Family Living Trust               *
               and the Company dated June 12, 2002 (incorporated by reference to
               Exhibit  30 to  Amendment  No. 2 of  Schedule  13D of  Richard P.
               Johnston, et al, dated June 12, 2002).

10.58          Form of  Conversion  Agreement  between  the  Company and several               *
               lenders  dated as of August 9, 2002 with  schedule  setting forth material  details in which such  documents  differ  from the form attached  (incorporated  by  reference to Exhibit 32 to Amendment
               No. 3 of Schedule 13D of Richard P. Johnston, et al, dated August
               12, 2002; the "13D Amendment No. 3").

10.59          Agreement concerning Letter of Credit between Richard P. Johnston               *
               and  Wells  Fargo  Business  Credit,  Inc.  dated  August 9, 2002
               (incorporated by reference to Exhibit No. 33 of 13D Amendment No.
               3).

10.60          Agreement  concerning  Letter of Credit  between  Christopher  A.               *
               Johnston and Wells Fargo  Business  Credit,  Inc. dated August 9,
               2002  (incorporated  by  reference  to  Exhibit  No.  34  of  13D
               Amendment No. 3).

10.61          Employment Agreement dated March 18, 2001 between the Company and             _____
               James Davidson

10.62          Royal Precision Executive Bonus Program for Fiscal Year 2003 **               _____

10.63          Amended and Restated  Credit and Security  Agreement dated August             _____
               9, 2002 among FM Precision Golf Manufacturing Corp., FM Precision
               Sales Corp. and Wells Fargo Business Credit, Inc.

10.64          Second Amended and Restated  Credit and Security  Agreement dated             _____
               August 9, 2002  among  Royal  Grip,  Inc.,  Royal  Grip  Headwear
               Company and Wells Fargo Business Credit, Inc.

10.65          Amendment to Mortgage Deed and Security Agreement dated August 9,             _____
               2002  between FM Precision  Golf  Manufacturing  Corp.  and Wells
               Fargo Business Credit, Inc.

10.66          Form of Support  Agreement  dated  August 9, 2002 between John C.             _____
               Lauchnor and Frank W. Mertes  (which  agreement is identical  for both  parties  except for the name of the  individual  party) and
               Wells Fargo Business Credit, Inc.

(16)           Letter re Change of Certifying Accountant                                     _____

16.1           Letter  of  Arthur   Andersen   regarding  its   concurrence   or               *
               disagreement  with the statements  made by registrant  concerning the  resignation  or  dismissal  as  the  registrant's  principal accountant  (incorporated  by  reference  to Exhibit  99.1 to the registrant's  Form 8-K dated  January 25, 2002 and filed with the
               Commission  on  `February  1,  2002  and to  Exhibit  99.2 to the
               registrant's  Form  8-K/A  dated  April 24,  2002  filed with the
               Commission on April 24, 2002).

21             Subsidiaries of the Registrant.                                               _____

(23)           Consents                                                                      _____

23.1           Consent of Ernst & Young LLP, Independent Auditors                            _____

23.2           Notice Regarding Absence of Consent of Arthur Andersen LLP                    _____

(24)           Powers of Attorney                                                            _____

24.1           Powers of Attorney                                                            _____

24.2           Certified  resolution  of the  Registrant's  Board  of  Directors             _____
               authorizing  officers  and  directors  signing  on  behalf of the
               Company to sign pursuant to a power of attorney.

99.1           Private  Securities  Litigation  Reform  Act of 1995 safe  harbor             _____
               compliance statement for forward-looking statements.

*    Incorporated by reference.

**   Compensatory plan for executive officers and directors.

     The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) per page.