Form 10-K/A
period 2002-05-31
ROYAL PRECISION INC
filed 2002-09-20
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                  FORM 10-K/A-1

                     AMENDMENT NO. 1 TO REPORT ON FORM 10-K

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

     Documents incorporated by reference:
     None

     This Amendment No. 1 to Form 10-K ("Amendment No. 1") is being filed for the purpose of correcting certain inadvertent errors in Part III, and in the "Signatures" section immediately following Part IV, of the Annual Report on Form 10-K for registrant's fiscal year ended May 31, 2002, filed with the Securities and Exchange Commission on August 22, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

     1. The table under the heading "Option Grants in Last Fiscal Year" is hereby amended to read in its entirety as follows, which adds information relating to a 5,000 share grant to Richard P. Johnston dated September 25, 2001:

                            Number of        % of Total
                            Securities        Options
                            Underlying       Granted to
                         Options Granted    Employees in    Exercise Price                        Grant Date
           "Name               (#)          Fiscal Year       ($/Share)      Expiration Date   Present Value(c)
           -----               ---          -----------       ---------      ---------------   ----------------
Richard P. Johnston         20,000(a)           3.3%             $2.25           7/24/11            $2.24
                             5,000(a)           0.8%             $2.40           9/25/11            $2.39

John C. Lauchnor           250,000(b)          40.7%             $1.90           9/24/11            $1.89

Ronald L. Chalmers              -0-              --                 --                --               --

James Davidson              75,000(b)          12.2%             $2.50           9/10/11            $2.49

Frank Mertes                75,000(b)          12.2%             $1.26            1/2/12            $1.26

Thomas A. Schneider         20,000              3.3%             $2.25           7/24/11            $2.24

Anthony J. Montgomery       15,000              2.4%             $2.25           7/24/11            $2.24"


     2. The paragraph under the heading "Compensation of Directors" is hereby amended to read in its entirety as follows, which corrects the statement relating to the absence of certain annual option grants to state that no such grants were made "for fiscal year 2002" rather than "in" fiscal year 2002, as grants for fiscal year 2001 were made September 25, 2001:

     "Non-employee directors receive a quarterly retainer of $2,500 as well as reimbursement for certain travel expenses incurred in connection with attending meetings. Pursuant to the Royal Precision, Inc. Stock Option Plan, each non-employee member of the Board of Directors receives (i) upon his initial election, an option to purchase 20,000 shares and (ii) an annual grant of an option to purchase 5,000 shares if he has completed at least one year of service as a director and if he attends 75% of the meetings of the directors and committees upon which he serves, at a price equal to the fair market value of such shares on the day preceding the date of grant. On July 24, 2001, options for 20,000 shares were granted to the following directors: Richard P. Johnston, David E. Johnston, Kenneth J. Warren, Christopher A. Johnston and Raymond J.
Minella. Mr. Mechem did not receive such a grant because he was granted a similar option upon his first becoming a director. On November 25, 2001, options for 5,000 shares for services during fiscal year 2001 were granted to the following directors: Richard P. Johnston, David E. Johnston, Raymond J. Minella and Charles S. Mechem, Jr. No annual grant of options to Board members to purchase 5,000 shares was made for fiscal year 2002. Mr. Lauchnor's compensation is independently reviewed and he received an option to purchase 250,000 shares under the Royal Precision, Inc. Stock Option Plan on September 24, 2001. For a description of future cash compensation to be paid to Richard P. Johnston and Christopher A. Johnston indirectly through Royal Associates, Inc. commencing in January 2003, see "Item 13. Certain Relationships and Related Transactions"."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     1. The table under the heading "Equity Compensation Plan Information" is hereby amended to read in its entirety as follows to reflect, in addition to previously reported grants, the annual grants made on November 25, 2001 which were inadvertently omitted from the 10-K:

                                                                              (c) Number of
                                                                            Securities Remaining
                                                                            Available for Future
                            (a) Number of                                      Issuance Under
                        Securities to be Issued    (b) Weighted Average      Equity compensation
                           Upon exercise of           Exercise Price of       Plans (Excluding     (d) Total of Securities
                          Outstanding Options,       Outstanding Options,    Securities Reflected    Reflected in Columns
"Plan Category            Warrants and Rights        Warrants and Rights        in Column (a)            (a) and (c)
--------------            -------------------        -------------------        -------------            -----------
Equity Compensation
Plans Approved by
Stockholders                  1,850,511                    $2.51                    None                  1,850,511

Equity Compensation
Plans Not Approved by
Stockholders                    None"

     2. The beneficial ownership table and notes thereto are hereby amended to reflect corrections thereto as follows:

     (a) The number of shares shown for Ronald L. Chalmers has been decreased 100 shares to correct a typographical error.

     (b) (i) The number of shares and percent of class shown for Richard P. Johnston; (ii) the number of shares and percent of class shown for the Johnston Family Living Trust; and (iii) their corresponding footnotes are amended to reflect a decrease from 2,400,000 shares to 820,000 shares which may be issued to the Trust pursuant to the terms of the Amended Guaranty Agreement upon enforcement of guaranties issued by the Trust and conversion of the underlying guaranteed debt which was reduced as part of the registrant's August 9, 2002 bank loan agreement amendments from $605,000 of $205,000.

     (c) (i) The number of shares and percent of class shown for Kenneth J. Warren has been increased; and (ii) footnote (i) commencing with clause (b) to the end of such footnote has been revised to include the inadvertent omission of shares owned by others subject to rights of first refusal by Kenneth J. Warren and Christopher A. Johnston and to disclaim beneficial ownership thereof.

     (d) Footnote (j) for David Johnston is amended by changing 11,106 shares to 36,106 shares.

     (e) (i) The number of shares and percent of class shown for Christopher A. Johnston has been increased; and (ii) footnote (m) commencing at the end of clause (b)(ii) to the end of such footnote has been revised to include the inadvertent omission of shares owned by others subject to rights of first refusal by Kenneth J. Warren and Christopher A. Johnston and to disclaim beneficial ownership thereof.

     (f) The total for Raymond Minella has been increased by 19,381 shares and footnote (n) has been amended to reflect vested options to acquire 9,600 shares held by Mr. Minella and the indirect ownership of 9,781 shares.

     (g) The total shares held by officers and directors as a group and footnote
(r) thereto have been amended to reflect the foregoing adjustments.

                                                   NUMBER OF           PERCENT
           "BENEFICIAL OWNER                       SHARES (A)          OF CLASS
           -----------------                       ----------          --------

Ronald L. Chalmers (c)                                170,714             1.3%

Anthony J. Montgomery (d)                             236,265             1.9%

Frank Mertes (e)                                          -0-              --

James Davidson (f)                                     18,750              (b)

Thomas A. Schneider (g)                               310,228(g)          2.4%

John C. Lauchnor (h)                                  363,281(h)          2.8%

Kenneth J. Warren (i)                               1,430,617(i)         11.2%

David E. Johnston (j)                                 234,875(j)          1.8%

Richard P. Johnston (k)                             9,236,656(k)         66.0%

Charles S. Mechem, Jr. (l)                            288,262(l)          2.3%

Christopher A. Johnston (m)                         2,356,235(m)         18.4%

Raymond J. Minella (n)                                526,828             4.1%

Johnston Family Charitable Remainder
Unitrust #3 (o)                                     1,384,135(o)         10.9%

Johnston Family Living Trust (p)                    1,786,916(p)         13.0%

Johnston Family Charitable Foundation (q)           5,413,972(q)         42.1%

All directors and officers as a group
  (9 persons) (r)                                  12,108,375            87.0%

----------

(a) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over these shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses.

(b)  Less than 1%.

(c) Mr. Chalmers' address is 535 Migeon Avenue, Torrington, CT 06790. Pursuant to Rule 13d-3(d)(1)(i), this amount includes 45,453 shares issuable upon the exercise of options which are exercisable within 60 days. Mr. Chalmers' shares are subject to an agreement with the Company which grants the Company a right of first refusal and a call right upon termination of his employment with the Company. These rights are not currently exercisable within 60 days.

(d) Mr. Montgomery's address is 9762 East Palm Ridge Drive, Scottsdale, AZ 85260. Pursuant to Rule 13d-3(d)(1)(i), this amount includes 200,000 shares issuable upon the exercise of options which are exercisable within 60 days.

(e)  Mr. Mertes' address is 535 Migeon Avenue, Torrington, CT 06790.

(f) Mr. Davidson's address is 535 Migeon Avenue, Torrington, CT 06790. Pursuant to Rule 13d-3(d)(1)(i), this amount includes 18,750 shares issuable upon the exercise of options which are exercisable within 60 days.

(g) Mr. Schneider's address is 4111 East Becker Lane, Phoenix, AZ 85028. Pursuant to Rule 13d-3(d)(1)(i), this amount includes 310,228 shares issuable upon the exercise of options which are exercisable within 60 days.

(h) Mr. Lauchnor's address is 535 Migeon Avenue, Torrington, CT 06790. Pursuant to Rule 13d-3(d)(1)(i), this amount includes (i) 6,000 shares currently exercisable pursuant to a warrant dated February 28, 2002 and (ii) 62,500 shares issuable upon the exercise of an option (the "JCL Option") which is exercisable within 60 days and (iii) pursuant to the proviso to Rule 13d-3(d)(1)(i), 187,500 shares subject to the JCL Option which are not exercisable within the next 60 days .

(i) Mr. Warren's address is 5134 Blazer Parkway, Dublin, OH 43017. (a) Pursuant to Rule 13d-3(d)(1)(i), this amount includes (i) 12,000 shares currently exercisable pursuant to a warrant dated February 28, 2002 (the "KJW Warrant") held by DWR, Custodian for Kenneth Warren, Attorney at Law, fbo Kenneth J. Warren, VIP Plus Profit Sharing Plan (the "Profit Sharing Plan"); (ii) 207,862 shares held by the Profit Sharing Plan; (iii) 20,323 shares issuable upon the exercise of options which are exercisable within 60 days (the "KJW Options"); (iv) 622,687 shares held by RIFL Holdings, LLC ("RIFL LLC") in which KJW is a 50.1% member, (v) 6,000 shares owned by CRT#3 (see note (o)) subject to the currently exercisable portion of an option dated July 24, 2001 granted by CRT#3 to purchase such shares from CRT#3 (the "KJW-CRT#3 Option"); (vi) 121,750 shares subject to a one-year option (renewable for four successive years) granted to Christopher A. Johnston on February 28, 2002 to purchase such shares from Mr. Warren, which option is currently exercisable and (vii) 343,812 shares which have been pledged to RPJ/JAJ Partners, Ltd., of which Richard P. Johnston is a partner, and 9,781 shares are pledged to the Trust, to secure certain notes issued by Mr. Warren pursuant to which the pledgee will only acquire voting power or dispositive power over the shares upon the occurrence of certain contingencies which have not yet occurred; and (b) pursuant to the proviso to Rule 13d-3(d)(1)(i), includes the following which are not exercisable within the next 60 days: (i) 24,000 shares subject to the KJW-CRT#3 Option;
     (ii) 20,000 shares subject to the non-exercisable portion of the KJW Options and (iii) 41,753 shares owned by Sherry Rothfield and 131,513 shares owned by David Lyon which are subject to a right of first refusal in favor of Mr. Warren and Christopher A. Johnston pursuant to the terms of a Stockholders Agreement dated as of May 29, 1996 among Christopher A. Johnston, Mr. Warren, Mrs. Rothfield and Mr. Lyon (the "Right of First Refusal"). Does not include any shares held by the Foundation of which Mr. Warren is a trustee but as to which he shares no voting or dispositive power. Mr. Warren disclaims beneficial ownership of any shares owned by the Foundation, any shares owned by RIFL LLC in excess of his 50.1% interest therein and any shares owned by Mrs. Rothfield or Mr. Lyon.

(j) David Johnston's address is 1935 West Muirhead Loop, Oro Valley, AZ 85737. Pursuant to Rule 13d-3(d)(1)(i), this amount includes 11,106 shares issuable upon the exercise of options which are exercisable within 60 days and, pursuant to the proviso to Rule 13d-3(d)(1)(i), 25,000 shares issuable upon the exercise of options which are not currently exercisable. Does not include any shares held by the Foundation of which Mr. Johnston is President but as to which he shares no voting or dispositive power. Mr. Johnston disclaims beneficial ownership of any shares owned by the Foundation.

(k) Richard Johnston's address is 4350 Greens Place, Wilson, WY 83014. (a) Pursuant to Rule 13d-3(d)(1)(i), this amount includes (i) 1,384,135 shares owned by Richard P. Johnston and Jayne A. Johnston, as Trustees of the Johnston Family Charitable Remainder Unitrust #3 ("CRT#3"), over which shares Mr. Johnston and his wife share voting and dispositive power; (ii) 775,935 shares owned by the Trust, over which shares Mr. Johnston and his wife share voting and dispositive power; (iii) 5,261,780 shares held by the

     Foundation, of which Mr. Johnston serves as a Trustee; (iv) 26,302 shares issuable upon the exercise of employee stock options (the "RPJ Options") which are exercisable within 60 days; (v) 152,192 shares issuable upon exercise of a warrant dated October 26, 2001 held by the Foundation (the "JF Warrant"); (vi) 36,000 shares issuable upon exercise of a warrant dated April 10, 2002 (the "Trust Warrant 1"); and (vii) 145,200 shares covered by a warrant dated April 10, 2002 held by the Trust (see "Item 13. Certain Relationships and Related Transactions"; and (b) pursuant to the proviso to Rule 13d-3(d)(1)(i), includes the following which are not exercisable within the next 60 days: (i) 200,000 shares held by Christopher A. Johnston ("CAJ") which CRT#3 may be required to purchase from CAJ pursuant to a Put Agreement dated August 31, 2001 (the "Put Agreement"), (ii) 28,750 shares subject to the RPJ Options, (iii) up to 820,000 shares which may be issued to the Trust pursuant to the terms of the Amended Guaranty Agreement upon enforcement of guaranties issued by the Trust and conversion of the underlying guaranteed debt of $205,000, (iv) 343,812 shares owned by Kenneth J. Warren of which 334,031 shares are pledged to RPJ/JAJ Partners, Ltd., of which Mr. Johnston is a partner, and 9,781 shares are pledged to the Trust, to secure certain notes issued by Mr. Warren, and (v) 62,550 shares subject to employee stock options held by Danny Edwards which, if exercised by Mr. Edwards, could be acquired by Mr. Johnston or his nominee pursuant to the terms of a Stock Option Purchase Agreement dated February 28, 2001. Mr. Johnston disclaims beneficial ownership of all shares of the Company except (A) the RPJ Options; (B) any shares held by the Trust; and
     (C) any shares held by CRT#3 in excess of 13.6% of the aggregate shares owned by CRT#3.

(l) Mr. Mechem's address is 2803 Teton Pines Drive, Wilson, WY 83014. (a) Pursuant to Rule 13d-3(d)(1)(i), this amount includes (i) 10,000 shares issuable upon the exercise of employee stock options currently exercisable (the "CSM Options"); (ii) 12,000 shares issuable upon exercise of a warrant dated February 28, 2002 (the "CSM Warrant"); and (iii) 6,000 shares issuable upon the exercisable portion of an option from CRT#3 dated July 24, 2001 (the "CSM-CRT#3 Options") (see note (o)) which are exercisable within 60 days; and (b) pursuant to the proviso to Rule 13d-3 (d)(1)(i), includes the following which are not exercisable within the next 60 days:
     (i) 15,000 shares subject to the CSM Options and (ii) 24,000 shares subject to the CSM-CRT#3 Option. See also "Item 13. Certain Relationships and Related Transactions."

(m) Christopher Johnston's address is 3490 Clubhouse Drive, Suite 102, Jackson Hole, WY 83001. (a) Pursuant to Rule 13d-3(d)(1)(i), this amount includes
     (i) 36,000 shares  issuable upon exercise of a warrant dated March 8, 2002;
     (ii) 121,750 shares held by Mr. Warren subject to an option dated February 28, 2002 granted by Mr. Warren to Mr. Johnston to purchase such shares from Mr. Warren which is currently exercisable; and (iii) 622,687 shares held by RIFL LLC in which Mr. Johnston is a 49.9% member, and (b) pursuant to the proviso to Rule 13d-3 (d)(1)(i), includes the following which are not exercisable within the next 60 days: (i) 20,000 shares subject to employee stock options held by Mr. Johnston, (ii) 121,510 shares sold on February 25, 2002 by him for a promissory note secured by a pledge agreement on such shares and (iii) 41,753 shares owned by Mrs. Rothfield, 10,003 shares owned by Mr. Lyon and 344,479 shares owned by Mr. Warren which are subject to the Right of First Refusal (which includes the 121,750 shares subject to the CAJ-KJW Option in clause (a)(ii)). See also "Item 13. Certain Relationships and Related Transactions." Mr. Johnston disclaims beneficial ownership of any shares owned by RIFL LLC in excess of his 49.9% interest therein and any shares owned by Mrs. Rothfield, Mr. Lyon or Mr. Warren.

(n) Mr. Minella's address is c/o Jefferies, Inc., 520 Madison Avenue, 12th floor, New York, NY 10022. Pursant to Rule 13d-3(d)(1)(i), this amount includes (i) 9,600 shares subject to options which are exercisable within 60 days and (ii) 9,781 shares owned by Berenson Minella & Company, LLC of which Mr. Minella was a member.

(o) The address of the Johnston Family Charitable Remainder Unitrust #3 is 4350 Greens Place, Wilson, WY 83014. Pursuant to Rule 13d-3(d)(1)(i), this amount includes (i) 60,000 shares subject to options granted to Messrs. Warren and Mechem, 12,000 shares of which are exercisable within 60 days (see notes (i) and (l); and (ii) pursuant to the proviso to Rule 13d-3(d)(1)(i), 200,000 shares which CRT#3 may be required to purchase from CAJ pursuant to the Put Agreement (see note (k).

(p) The address of the Johnston Family Living Trust is 4350 Greens Place, Wilson, WY 83014. (a) Pursuant to Rule 13d-3(d)(1)(i), this amount includes
     (i) 145,200  shares  issuable upon exercise of Amended Trust Warrant 2, and
     (ii) 36,000 shares issuable upon Trust Warrant 1, and (b) pursuant to the proviso to Rule 13d-3 (d)(1)(i), includes (i) up to 820,000 shares which may be issued to the Trust pursuant to the terms of the Amended Guaranty

     Agreement and (ii) 9,781 shares owned by Kenneth J. Warren and pledged to the Trust (see note (k)).

(q) The address of the Johnston Family Charitable Foundation is 1935 West Muirhead Loop, Oro Valley, Arizona 85737 Pursuant to the proviso to Rule 13d-3 (d)(1)(i), this amount includes 152,192 shares issuable upon exercise of the JF Warrant (see note (k)).

(r) This amount includes 1,255,252 shares issuable upon the exercise of options, warrants and other conversion rights."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The fourth paragraph under this heading is amended to reduce the indebtedness guaranteed under the April 10, 2002 agreements ($605,000) to $205,000 and to reduce the number of shares (2,420,000) to 820,000 shares to read as follows:

     "In a privately negotiated transaction, on March 19, 2002, the Company entered into a Guaranty Agreement with the Trust, whereby the Trust agreed to provide a guarantee of the repayment of certain amounts of money the Company is obligated to pay to the Issuer's institutional lender and others. If the Trust was required to provide the maximum amount of funds under the Guaranty Agreement, $605,000, and the Trust elected to convert the amount of such debt into shares at the rate of $.25 per share, the Trust would receive 2,420,000 shares, excluding any shares that may be obtainable by converting any additional amounts of interest that may be either paid by the Trust on behalf of debt owed by the Issuer, or owed to the Trust. In exchange for entering into the Guaranty Agreement, the Trust was granted Trust Warrant 2 providing for the purchase of up to 59,200 shares at a price of $.25 per share, and the right to purchase an additional 86,000 shares at the same price upon the occurrence of certain events. On April 10, 2002, the Guaranty Agreement and Trust Warrant 2 were amended. Under the amended agreements, the guaranteed indebtedness was decreased from $605,000 to $205,000 and the Trust would receive 820,000 shares, excluding any shares that may be obtainable by converting any additional amounts of interest that may be either paid by the Trust on behalf of debt owed by the Company, or owed to the Trust but now would immediately receive the right to purchase 145,200 shares at a price of $.25 per share. The shares issuable under the terms of the Guaranty Agreement and Trust Warrant 2 are included in the shares reported as beneficially owned by Richard P. Johnston."

"SIGNATURES" SECTION OF THE REPORT ON FORM 10-K IMMEDIATELY FOLLOWING PART IV.

     The signature on behalf of Raymond J. Minella made by John C. Lauchnor, as Attorney In Fact, which was inadvertently included on the Report on Form 10-K is hereby deleted to correct its inadvertent inclusion. Mr. Minella resigned as a director of the registrant on July 24, 2002 as previously reported and did not execute a power of attorney authorizing Mr. Lauchnor to sign the report as attorney in fact for Mr. Minella.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2002             ROYAL PRECISION, INC.
                                      (the "Registrant")

                                      By /s/ John C. Lauchnor
                                         ---------------------------------------
                                         John C. Lauchnor, President and Chief
                                         Executive Officer

--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of September, 2002.

--------------------------------------------------------------------------------

               NAME                              TITLE (CAPACITY)
               ----                              ----------------

/s/ John C. Lauchnor                   President and  Chief Executive Officer
--------------------------------       (principal executive officer)
John C. Lauchnor

/s/ Frank W. Mertes *                  Vice President-Finance, Chief Financial
--------------------------------       Officer (principal financial officer)
Frank W. Mertes

/s/ Richard P. Johnston *              Director
--------------------------------
Richard P. Johnston

/s/ David E. Johnston *                Director
--------------------------------
David E. Johnston

/s/ Charles S. Mechem, Jr. *           Director
--------------------------------
Charles S. Mechem, Jr.

/s/ Christopher A. Johnston *          Director
--------------------------------
Christopher A. Johnston

/s/ Kenneth J. Warren *                Director
-----------------------
Kenneth J. Warren

     * John C. Lauchnor, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.

     By: /s/ John C. Lauchnor
         -------------------------------------
         John C. Lauchnor, Attorney in Fact