Form 10-Q
period 2002-08-31
ROYAL PRECISION INC
filed 2002-10-11
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2002 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of each class               Outstanding at October 7, 2002
           -------------------               ------------------------------
     Common Stock, par value $0.001                12,718,877 Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                    AUGUST 31,    MAY 31,
                                                                      2002          2002
                                                                   -----------   -----------
                                                                   (unaudited)   (unaudited)
ASSETS
Current assets
  Cash                                                              $    106      $      6
  Accounts receivable, net of allowance for doubtful
    accounts of $ 199 and $ 194 at August 31, 2002 and
    May 31, 2002, respectively                                         2,609         3,518
  Inventories                                                          3,616         4,363
  Other current assets                                                   709           387
                                                                    --------      --------
Total current assets                                                   7,040         8,274

Property, plant and equipment, net                                     5,384         5,543
Goodwill, net                                                          1,250         1,250
Other assets                                                              88           101
                                                                    --------      --------

Total assets                                                        $ 13,762      $ 15,168
                                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  $  1,907      $  2,197
  Accrued salaries and benefits                                          379           520
  Accrued pension liability                                              391           364
  Accrued restructuring costs                                            240           376
  Accrued environmental costs                                            179           212
  Other accrued expenses                                                 408           422
  Current portion of long-term debt                                    4,851         1,272
                                                                    --------      --------
Total current liabilities                                              8,355         5,363

Long-term debt, less the current portion                               1,672         5,808
Subordinated debt                                                         --           425
                                                                    --------      --------

Total liabilities                                                     10,027        11,596

Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 1,000,000 shares
     authorized; no shares issued                                         --            --
   Common stock, $0.001 par value; 15,000,000 shares authorized
     (increased from 10,000,000 on September 25, 2001);
     12,718,877 and 10,954,597 shares issued and outstanding at
     August 31, 2002 and May 31, 2002, respectively                       13            11
   Additional paid-in capital                                         16,330        15,491
   Accumulated deficit                                               (12,526)      (11,848)
   Accumulated other comprehensive loss                                  (82)          (82)
                                                                    --------      --------

Total stockholders' equity                                             3,735         3,572
                                                                    --------      --------

Total liabilities and stockholders' equity                          $ 13,762      $ 15,168
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                            THREE MONTHS ENDED
                                                                        ---------------------------
                                                                         AUGUST 31,      AUGUST 31,
                                                                           2002             2001
                                                                        -----------     -----------
                                                                        (unaudited)     (unaudited)
Net Sales
  Golf club shafts                                                       $   3,379       $   5,858
  Golf club grips                                                            1,165             807
                                                                         ---------       ---------
                                                                             4,544           6,665
                                                                         ---------       ---------
Cost of sales
  Golf club shafts                                                           3,251           4,622
  Golf club grips                                                              822             684
                                                                         ---------       ---------
                                                                             4,073           5,306
                                                                         ---------       ---------

    Gross profit                                                               471           1,359

Selling, general and administrative expenses                                   945           1,785
                                                                         ---------       ---------

    Operating loss                                                            (474)           (426)
                                                                         ---------       ---------

Other (income) expense
    Interest expense                                                           166             170
    Other (income) expense                                                      38             (44)
                                                                         ---------       ---------
                                                                               204             126

    Loss before provision for income taxes                                    (678)           (552)

Provision for income taxes                                                      --             806
                                                                         ---------       ---------
    Loss before cumulative effect of change in accounting principle           (678)         (1,358)

Cumulative effect of change in accounting principle                             --           5,937
                                                                         ---------       ---------
    Net loss                                                             $    (678)      $  (7,295)
                                                                         =========       =========

Basic and diluted loss per share
    Loss before cumulative effect of change in accounting principle      $   (0.06)      $   (0.24)
    Cumulative effect of change in accounting principle                         --           (1.04)
                                                                         ---------       ---------
    Net loss                                                             $   (0.06)      $   (1.28)
                                                                         =========       =========

Common shares used to compute per share information
    Basic                                                                   11,376           5,682
                                                                         =========       =========
    Diluted                                                                 11,376           5,682
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           THREE MONTHS ENDED
                                                                       --------------------------
                                                                        AUGUST 31,     AUGUST 31,
                                                                          2002           2001
                                                                       -----------    -----------
                                                                       (unaudited)    (unaudited)
OPERATING ACTIVITIES
  Net loss                                                               $  (678)       $(7,295)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation                                                             202            213
    Increase in valuation allowance for deferred income tax assets            --            806
    Impairment of goodwill                                                    --          5,937
    Deferred debt cost                                                        17             --
    Loss on impairment or sale of machinery and equipment                      6             13
    Change in operating assets and liabilities:
      Accounts receivable, net                                               909          3,086
      Inventories                                                            747            109
      Other assets                                                            74             82
      Accounts payable and accrued expenses                                 (571)           (31)
                                                                         -------        -------

Net cash provided by operating activities                                    706          2,920
                                                                         -------        -------
INVESTING ACTIVITIES
    Purchases of machinery and equipment                                     (49)          (188)
    Proceeds from sale of machinery and equipment                             --             13
                                                                         -------        -------

Net cash used by investing activities                                        (49)          (175)
                                                                         -------        -------

FINANCING ACTIVITIES
    Repayments under lines-of-credit, net                                   (396)        (2,480)
    Repayments of long-term debt                                            (161)          (238)
                                                                         -------        -------

Net cash used by financing activities                                       (557)        (2,718)
                                                                         -------        -------

Change in cash                                                               100             27

Cash at beginning of period                                                    6             33
                                                                         -------        -------

Cash at end of period                                                    $   106        $    60
                                                                         =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                             $   170        $   167
                                                                         =======        =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS

ORGANIZATION

The accompanying condensed consolidated financial statements include Royal Precision, Inc. ("RP"), a holding company, and its three wholly-owned operating subsidiaries: FM Precision Golf Manufacturing Corp. ("FM"), FM Precision Golf Sales Corp. ("FMP Sales") and Royal Grip, Inc. ("RG"), (collectively the "Company"). In addition, RG has a wholly owned subsidiary, Royal Grip Headwear Company. RP acquired RG on August 29, 1997 (the "RG Acquisition").

BUSINESS

The Company designs, manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to original equipment manufacturers ("OEMs") and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as Japan, China, Australia, Europe and Canada.

2.   BASIS OF PRESENTATION

The condensed consolidated financial statements of Royal Precision, Inc. and subsidiaries presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended May 31, 2002 included in the Company's Annual Report on Form 10-K and amended on Form 10-K/A. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Quarterly operating results are not necessarily indicative of the results that would be expected for the full year. The condensed consolidated balance sheet as of May 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required for complete financial statements.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was effective for the Company's year beginning June 1, 2002. SFAS 144 supersedes the guidance under SFAS 121 with respect to accounting for impairment of long-lived assets as well as changing the presentation and accounting for certain operations that may be discontinued by an entity. The impact of adopting SFAS 144 was not significant to the Company's financial statements.

4.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

5.   EARNINGS (LOSS) PER SHARE

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

Loss per share for the three-month periods ended August 31, 2002 and 2001 did not reflect outstanding options and warrants because their effect was anti-dilutive. The number of shares used in computing income (loss) per share for the three-month periods ended August 31, 2002 and 2001 were as follows (in thousands):

                                                   THREE MONTHS ENDED AUGUST 31,
                                                   -----------------------------
                                                       2002            2001
                                                     -------         -------
     Basic:
       Average common shares outstanding              11,376           5,682

     Diluted:
       Dilutive effect of stock options
         and warrants                                     --              --
                                                     -------         -------

       Average common shares outstanding              11,376           5,682
                                                     -------         -------

     Average common shares outstanding                11,376           5,682
                                                     =======         =======

6.   INVENTORIES

Inventories, net of valuation allowances, consisted of the following (in thousands):

                                                  AUGUST 31, 2002  MAY 31, 2002
                                                  ---------------  ------------
     Raw materials                                    $   327        $   315
     Work-in-process                                    1,265          1,304
     Finished goods                                     2,024          2,744
                                                      -------        -------
                                                      $ 3,616        $ 4,363
                                                      =======        =======

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                  AUGUST 31, 2002  MAY 31, 2002
                                                  ---------------  ------------
     Land                                             $   123        $   123
     Furniture, fixtures and office equipment             599            599
     Buildings and improvements                           912            912
     Machinery and equipment                            5,624          5,624
     Equipment held for sale                              111            117
     Construction in progress                             675            626
                                                      -------        -------
                                                        8,044          8,001
     Less - Accumulated depreciation                   (2,660)        (2,458)
                                                      -------        -------

                                                      $ 5,384        $ 5,543
                                                      =======        =======

Depreciation expense for the three months ended August 31, 2002 and 2001 was $202,000 and $ 213,000, respectively.

8.   BANK BORROWING ARRANGEMENTS

On August 16, 2002, the Company refinanced its bank debt. In connection therewith, the Company executed an Amended and Restated Credit and Security Agreement (the Agreement). The Agreement includes lines-of credit and term loans. The lines-of-credit are subject to renewal in July 2003. The Company has a right to extend the maturity date through July 2004 provided certain requirements are met. The term loans mature in September 2004. The effects of the refinancing have been retroactively applied to May 31, 2002.

Long-term debt consists of the following (in thousands):

                                      AUGUST 31, 2002      MAY 31, 2002
                                      ---------------      ------------
     Lines-of-credit                       $4,209             $4,605
     Term loans                             2,314              2,475
                                           ------             ------
                                            6,523              7,080

     Current portion                        4,851              1,272
                                           ------             ------

     Total long-term debt                  $1,672             $5,808
                                           ======             ======

Scheduled annual maturaties of debt for the years ending August 31, 2003, 2004 and 2005 are $4,851,000, $642,000 and $1,030,000, respectively.

Under the Agreement, a maximum of $6,500,000 may be borrowed under the lines-of-credit using a formula based on accounts receivable, inventories and letters of credit. Amounts borrowed under the lines-of-credit bear interest at rates ranging from prime to prime plus 3.0%. The term loans bear interest at rates ranging from prime plus 3.25% to prime plus 3.75%. Substantially all assets are pledged as collateral for borrowings under the Agreement. The Agreement also provides for certain financial covenants relating to the amounts of net losses and net assets.

In connection with the Agreement, certain stockholders were required to provide letters of credit by the lender. The fair value for providing these letters of credit has been recorded as a contribution to capital with a corresponding charge to deferred debt costs. The deferred debt costs are being amortized over the term of the related debt.

9.   SUBORDINATED DEBT

During the fiscal year ended May 31, 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note ("the Subordinated Note") for $1,250,000 and warrants to purchase up to 300,000 shares of common stock at $0.25 per share. An estimated fair value of $433,000 was assigned to the warrants. Subsequently, during the remainder of the current fiscal year, the Johnston Foundation exercised a portion of the warrants to purchase 147,808 shares of common stock for $37,000 and converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of common stock.

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

10.  INFORMATION ON SEGMENTS

The Company has two reportable segments: golf club shafts and golf club grips. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The Company evaluates the performance of these segments based on segment operating income or loss and cash flows. The Company allocates certain administrative expenses to segments.

The amounts in this illustration are the amounts in reports used by the chief operating officer (in thousands):

                                                     THREE MONTHS ENDED
                                                       AUGUST 31, 2002
                                              ---------------------------------
                                              GOLF CLUB   GOLF CLUB
                                               SHAFTS       GRIPS        TOTAL
                                              ---------   ---------   ---------
     Net sales                                $   3,379   $   1,165   $   4,544
     Operating (loss) income                       (578)        104        (474)
     Depreciation                                   154          48         202
     Interest expense                               148          18         166

     Total assets for reportable segments     $  12,461   $   6,110   $  18,571
     Elimination of investment in subsidiary                            (4,809)
                                                                      ---------
     Condensed consolidated total assets                              $  13,762
                                                                      =========

                                                     THREE MONTHS ENDED
                                                       AUGUST 31, 2001
                                              ---------------------------------
                                              GOLF CLUB   GOLF CLUB
                                               SHAFTS       GRIPS        TOTAL
                                              ---------   ---------   ---------

     Net sales                                $  5,858    $     807   $   6,665
     Operating loss                               (217)        (209)       (426)
     Depreciation                                  157           56         213
     Interest expense                              155           15         170

     Total assets for reportable segments     $ 13,632    $   6,349   $  19,981
     Elimination of investment in subsidiary                             (4,821)
                                                                      ---------
     Condensed consolidated total assets                              $  15,160
                                                                      =========

11.  ENVIRONMENTAL MATTERS

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

In October 2000, the Company received a notice of violation ("NOV") from the State of Connecticut Department of Environmental Protection ("DEP") alleging that various effluent discharge samples were in violation of authorized limits under an existing permit for the discharge of treated wastewater from the FMP plant to the Naugatuck River. The Company submitted its response to the NOV in December 2000 and received drafts of a consent order from the DEP in April 2001 and October 2001. Terms of the draft consent order include, among other things, that the Company pay a civil penalty of approximately $225,000, submit to various compliance audits, and complete a feasibility study to determine if the discharge of treated wastewater from the FMP plant can be diverted from the Naugatuck River. A provision was recorded for the proposed civil penalty during the fiscal year ended May 31, 2001. However, management believes it is possible that the proposed civil penalty may be reduced when the final consent order is executed.

Environmental costs related to the various matters discussed above totaled $0 and $30,000, net of recoveries, during the three-month periods ended August 31, 2002 and 2001, respectively.

12.  VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

As of May 31, 2001, the Company had recorded deferred income tax assets of $806,000, net of a valuation allowance of $1,745,000. Due to the loss recognized during the three months ended August 31, 2001 and the then expected losses to be incurred during the fiscal year ending May 31, 2002, including corporate restructuring charges, management concluded that it would be unlikely that the Company would generate taxable income during the fiscal year ending May 31, 2002. Therefore, the valuation allowance was increased to fully offset the recorded deferred income tax assets based on the more likely than not criteria for realizability of deferred income tax assets established in SFAS 109. This increase in the valuation allowance is reflected as a provision for income taxes of $806,000 during the three-month period ended August 31, 2001 in the accompanying condensed consolidated statement of operations.

13.  GOODWILL IMPAIRMENT

In connection with adopting SFAS No. 142, "Goodwill and Other Intangible Assets" during the fiscal quarter ended August 31, 2001, the Company tested its unamortized previously recognized goodwill for impairment. An impairment was recorded of $5,937,000, which is reflected as the cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the three months ended August 31, 2001. There was no income tax effect of this change in accounting principle.

14.  CORPORATE RESTRUCTURING

In September 2001, the Company's board of directors approved a restructuring plan designed to streamline operations and reduce expenses. The restructuring was completed during the fiscal year ended May 31, 2002. The restructuring included staff reductions and a decrease in operating expenses resulting from the consolidation of the corporate headquarters leased in Scottsdale, Arizona to the manufacturing facility which the Company owns in Torrington, Connecticut.

During the fiscal year ended May 31, 2002 and subsequent to the three-month period ended August 31, 2001, the Company recorded a restructuring charge of approximately $1,313,000 for various costs as shown below. Of the amount expensed to date, $1,290,000 represents cash costs, of which $1,050,000 has been paid through August 31, 2002 ($914,000 paid through May 31, 2002).

     Employee severance                     $  752,000
     Lease obligation                          347,000
     Employee hiring and relocation costs      166,000
     Other                                      48,000
                                            ----------
                                            $1,313,000
                                            ==========

The employment of approximately 25 individuals who performed administrative, sales, marketing, customer service and accounting functions at the Company's corporate headquarters in Scottsdale, Arizona was terminated as a result of the restructuring. The affected employees are receiving severance benefits to total approximately $752,000. Unpaid severance as of August 31, 2002 is $22,000 ($103,000 as of May 31, 2002).

The lease term of the Company's former corporate headquarters in Scottsdale, Arizona continues through May 2004. The Company's monthly rent is approximately $17,000, net of sub-leases, and the aggregate rental obligation over the remaining term of the lease as of August 31, 2002 is $478,000. The Company has retained a real estate broker to assist in the sub-leasing of the property. The Company anticipates that an agreement will be made with a sub-tenant or the current landlord by May 31, 2003 to sublease the space or buy out the current lease agreement. The Company had accrued the estimated expense associated with this lease of $347,000 as part of the restructuring. Of this amount $217,000 remains unpaid as of August 31, 2002 ($273,000 as of May 31, 2002).

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

Forward-looking statements are based on the current beliefs and expectations of the Company's management and are subject to significant risks, uncertainties and other factors, which may cause actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect the Company's results and cause them to be materially different from those contained in the forward-looking statements include: uncertainties relating to general economic conditions; the Company's dependence on discretionary consumer spending; the Company's dependence on demand from original equipment manufacturers ("OEMs"); the Company's dependence on international sales; the cost and availability of raw materials; the timeliness and market acceptance of the Company's new product introductions; the competitive environment in which the Company operates; seasonality of sales, which results in fluctuations in operating results; the Company's ability to protect its intellectual property rights; the Company's reliance on third party suppliers; changes in the financial markets relating to the Company's capital structure and cost of capital; increased costs related to environmental regulations and/or the failure of third parties to fulfill their indemnification and remediation obligations to the Company; work stoppages or slowdowns; the Company's ability to successfully launch new products; the willingness of the Company's lenders to modify the terms of existing credit facilities and other factors that management is currently unable to identify or quantify, but may arise or become known in the future. A discussion of these and other factors that could cause the Company's results to differ materially from those described in the forward-looking statements can be found in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

OVERVIEW

The Company designs, manufactures and distributes steel golf club shafts and designs and distributes golf club grips and graphite golf club shafts for sale to OEMs and to distributors and retailers for use in the replacement market. The Company's products are sold throughout the United States as well as internationally, primarily in Japan, Australia, China, Europe and Canada.

The Company principally operates in the golf equipment industry which has historically been seasonal in nature with consumer demand for product being the strongest during the spring and summer months.

Operating results may be affected by certain accounting estimates. The most significant accounting estimates in the financial statements relate to asset valuation allowances (slow moving and obsolete inventories, accounts receivable, deferred income tax assets, property plant and equipment and goodwill) and accruals for restructuring and environmental fees. Management critically evaluates the Company's estimates to establish its reserves and needed accruals. To the extent these estimates change, net income will be affected in the period these changes are determined.

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2001

NET SALES. Net sales for the three months ended August 31, 2002 were $4,544,000, a decrease of $2,121,000 or 32% from net sales of $6,665,000 during the corresponding period in 2001. Net sales of golf club shafts decreased by $2,479,000 or 42% and net sales of golf club grips increased by $358,000 or 44%. The Company has experienced an overall decline in sales and a shift in the mix of products sold which management attributes to the softening economy and a lower demand for high-end sports and leisure consumer products. This change in product mix has negatively impacted the Company's average selling prices and profit margins.

COST OF SALES. Cost of goods sold for the three months ended August 31, 2002 was $4,073,000, a decrease of $1,233,000 or 23% from cost of goods sold of $5,306,000 during the corresponding period in 2001 primarily as a result of lower total net sales. The cost of golf club shafts sales decreased by $1,371,000 or 30% and the cost of golf club grips sales increased by $138,000 or 20%. Reduced production needs at the Company's manufacturing facility during the three months ended August 31, 2002 compared to the corresponding period last year resulted in fixed manufacturing costs being spread over a decreased number of units and a higher unit cost for the shafts manufactured.

GROSS PROFIT. Gross profit for the three months ended August 31, 2002 was $471,000, a decrease of $888,000 or 65% under gross profit of $1,359,000 during the corresponding period in 2001. Gross profit from sales of golf club shafts decreased by $1,108,000 or 90% to $128,000. Expressed as a percentage of sales, the gross profit from sales of golf club shafts decreased from 21% to 4%. Gross profit during the three months ended August 31, 2002 was negatively impacted by a change in the mix of products sold and a reduction in manufacturing output as compared to the corresponding 2001 period. Gross profit from sales of golf club grips increased by $220,000 or 179% to $343,000. Expressed as a percentage of sales, the gross profit from sales of golf club grips increased from 15% to 29% due to reduced unit cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended August 31, 2002 were $945,000, a decrease of $840,000 or 47% from selling, general and administrative expenses of $1,785,000 during the corresponding period in 2001. This decrease is primarily due to reduced spending on television and print advertising and reduced administrative costs during the three-month period ended August 31, 2002.

INTEREST EXPENSE. Interest expense decreased from $170,000 to $160,000 during the three-month periods ended August 31, 2002 and 2001, respectively. The decrease is attributable to added borrowings on the Company's lines of credit offset by a significant decline in the prime interest rate and the rate charged by the Company's lender.

OTHER (INCOME) AND EXPENSE. Other (income) and expense for the three months ended August 31, 2002 and 2001 were $38,000 and $(41,000), respectively. The three-month period ended August 31, 2002 is principally comprised of loan fees, while the income for the three months ended August 31, 2001 is principally royalties earned on sales of headwear products which royalty provisions expired during this time period.

PROVISION FOR INCOME TAXES. Income tax provisions of $0 and $806,000 were recorded during the three months ended August 31, 2002 and 2001, respectively. As of May 31, 2001, the Company had recorded deferred tax assets of $800,000, net of a valuation allowance of $1,700,000. Due to the loss recognized during the fiscal year ending May 31, 2002, the valuation allowance was increased to fully offset the recorded deferred tax assets based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. No adjustments to the valuation allowance on deferred tax assets were recorded during the three-month period ended August 31, 2002.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As discussed in Note 13 to the condensed consolidated financial statements, the Company adopted SFAS No. 142 effective June 1, 2001. In accordance with the transitional guidance of SFAS No. 142, the Company's previously recognized goodwill was tested for impairment under the newly established guidelines. A charge in the amount of $5,937,000 was recorded for the calculated impairment, which is reflected as the cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations for the three months ended August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2002, the Company had negative working capital of $1,315,000 and a current ratio of 0.8 to 1 as compared to working capital of $2,911,000 and a current ratio of 1.5 to 1 at May 31, 2002. This decline in working capital is primarily a result of the line of credit becoming current. The Company has the right to extend the maturity date through August 2004 provided certain requirements are met, including an extended letter of credit from certain stockholders.

As of August 16, 2002, the Company refinanced its bank debt. The effects of the refinancing have been retroactively applied to May 31, 2002. The interest rates on the refinanced debt are 1% to 4% lower than the prior rates. Prior to the August 2002 refinancing, the Company was not in compliance with certain financial covenants, but was successful in obtaining the necessary waivers and amendments in August 2001, February 2002 and May 2002, to remedy such defaults. Although the Company believes it will be in compliance with the covenants under the refinancing, there can be no assurance that the Company would be able to obtain any necessary waivers or amendments upon the occurrence of any future incidence of noncompliance with loan covenants. As such, any instance of noncompliance could have a material adverse effect on the Company's financial condition.

The Company's bank credit facility includes two lines of credit and two term loans. The outstanding principal balance of the term loans at August 31, 2002 was $2,315,000. The term loans are due in monthly principal installments of $53,517 until August 2004 with a final principal payment of $1,030,150 at their maturity in September 2004. The term loans bear interest at rates ranging from prime plus 3.25% to prime plus 3.75%. The outstanding balance on the lines of credit at August 31, 2002 was $4,209,000 and the lines of credit are subject to renewal in July 2003. The Company has a right to extend the maturity date through July 2004 provided certain requirements are met. Amounts borrowed under the lines of credit bear interest at rates ranging from prime to prime plus 3.0%.

During fiscal year 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note (the "Subordinated Note") for $1,250,000 and warrants to purchase up to 300,000 shares of common stock. Subsequently, the Johnston Foundation exercised a portion of the warrants to purchase 147,808 shares of common stock and converted the $1,250,000 Subordinated Note and accrued interest into 5,113,972 shares of common stock. See Note 9 to the condensed consolidated financial statements contained herein.

Also, during fiscal year 2002, the Company issued additional subordinated promissory notes (the "Additional Subordinated Notes") of $425,000 to certain members of the Board of Directors of the Company or such individuals' affiliated entities. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of common stock. In connection with the August 16, 2002 refinancing, the Additional Subordinated Notes and accrued interest of $16,070 were converted into 1,764,280 shares of common stock. Accordingly, the Additional Subordinated Notes have been classified as long-term debt as of May 31, 2002. See Note 9 to the condensed consolidated financial statements contained herein.

The Company believes that its existing lines-of-credit are sufficient to fund the planned operating needs for its business through the July 2003 renewal period of its current lines-of credit, assuming that management's expectations regarding results of operations are realized. The Company also believes that it will be able to renew its existing lines-of-credit during the July 2003 renewal period assuming that either management's expectations regarding results of operations are realized so as to yield additional cash, the Company's needs for cash in addition to cash generated by operations are reduced or certain stockholders choose to extend their letters of credit as provided for in the current lending agreement. If these developments are not realized, the Company will be required to obtain additional capital. There can be no assurance that the Company will be able to do so. Failure to do so will have a material adverse effect on the Company's financial condition. The Company has noted a recent trend that the Company's customers have expressed an uncharacteristic reluctance to commit to sales on any more than a short-term basis. The Company believes that this is due to the uncertainties in the economy. Failure to obtain the Company's expected sales levels will have a material adverse effect on the Company's financial condition. Existing lines of credit enable the Company to borrow a maximum of $6,500,000 using a formula based on account receivables, inventories and letters of credit. Richard P. Johnston and Christopher A. Johnston provided the letters of credit.

During the three month period ended August 31, 2002, net cash provided by operating activities was $706,000. This included a net loss of $661,000 for the three months ended August 31, 2002 which was off-set by a reduction in inventory levels of $747,000 and a reduction in accounts receivable of $909,000.

Net cash used in investing activities for the three-month period ended August 31, 2002 was $49,000 and was for the purchase of machinery and equipment.

Net cash used in financing  activities for the  three-month  period ended August
31,  2002,   was  $557,000  and  was  the  result  of  the  net   repayments  of
lines-of-credit of $396,000 and repayments of term debt of $161,000.

ENVIRONMENTAL MATTERS

For a discussion of relevant environmental issues, please refer to Note 11 to the condensed consolidated financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Sales of the Company's products outside the United States are denominated in U.S. dollars. The Company does not participate in any market risk sensitive financial instruments or other financial and commodity instruments and holds no investments.

The Company's primary market risk continues to relate to its variable rate debt obligations, which are described in Note 8 to the condensed consolidated financial statements.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In February and March 2002, due to the Issuer's lack of liquidity, certain directors of the Issuer (or their affiliates) lent to the Issuer an aggregate of $425,000 and received in exchange therefor subordinated convertible promissory notes and warrants to purchase shares of the Issuer's common stock, $.001 par value, at a price of $0.25 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act. On August 9, 2002, the parties entered into conversion agreements whereby the entire indebtedness and accrued interest thereon through August 9, 2002 was converted into an aggregate of 1,764,279 shares of restricted common stock of the Issuer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     On August 30, 2002, the Issuer received a revised offer from Royal Associates, Inc. ("RA") for the acquisition of those shares of common stock of the Issuer owned by public stockholders (excluding stockholders who are stockholders of RA, persons associated with RA and certain other stockholders designated by RA) pursuant to which a wholly-owned subsidiary of RA would be merged with and into the Issuer, in a cash-out merger in which the public stockholders of the Issuer would receive a price of $0.10 per share in cash. The Issuer requested the oral opinion of The Harman Group Corporate Finance, Inc., that, subject to certain customary qualifications to be described in their report, the consideration of $0.10 per share offered by RA pursuant to the proposed cash-out merger of the public stockholders is fair to the Issuer and the stockholders of the Issuer from a financial point of view, which report was received on September 12, 2002. On September 12, 2002, the Issuer, RA and a wholly-owned subsidiary of RA entered into an Agreement and Plan of Merger. The transaction remains subject to approval of the Issuer's stockholders and certain other conditions. On September 20, 2002, the Issuer and RA jointly filed with the Securities and Exchange Commission (the "SEC") a Schedule 13E-3 Transaction Statement related thereto and the Issuer filed a Schedule 14C Preliminary Information Statement. The Issuer and RA are awaiting comments thereon from the SEC. If the merger is consummated, after the merger, RA will be a holding company with the Issuer as its wholly-owned subsidiary.

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

     Exhibit 4.3. See Section 7.5 of the Amended and Restated Credit and Security Agreement dated as of August 9, 2002 among FM Precision Golf Manufacturing Corp. and FM Precision Golf Sales Corp. and Wells Fargo Business Credit, Inc.

     Exhibit 4.4. See Section 7.5 of the Second Amended and Restated Credit and Security Agreement dated August 9, 2002 among Royal Grip, Inc., Royal Grip Headwear Company and Wells Fargo Business Credit, Inc.

     (10) Material Contracts

     Exhibit 10.1. Form of Conversion Agreement between the Company and several lenders dated as of August 9, 2002 with schedule setting forth material details in which such documents differ from the form attached (incorporated by reference to Exhibit 32 to Amendment No. 3 of Schedule 13D of Richard P. Johnston, et al, dated August 12, 2002).

     (b) Reports on Form 8-K.

     Reports on Form 8-K were filed by the Registrant as follows:

          (i) Report June 11, 2002, in response to Item 9, Regulation FD Disclosure, reporting that the Company's quarterly report on Form 10-Q for the quarter ended February 28, 2002 was filed on April 12, 2002 without having been reviewed by an independent auditor, necessitated by a change in auditors from Arthur Andersen LLP to a new firm of independent certified auditors and that there were no material changes as a result of the review made thereafter by Ernst & Young LLP, the Company's new independent certified public auditors.

          (ii) Report dated June 12, 2002, in response to Item 9, Regulation FD Disclosure, reporting that the Issuer had received a revised offer from Royal Associates, Inc. ("RA") for the acquisition of the Issuer pursuant to which the Issuer would be merged with RA or a wholly-owned subsidiary of RA, in a cash-out merger in which public stockholders of the Issuer would receive a price of $0.37 per share in cash, reflecting an increase over the initial offer by RA.

          (iii) Report dated August 22, 2002, in response to Item 9, Regulation FD Disclosure, reporting that the certification of the chief executive officer and chief financial officer accompanied the Company's Form 10-K.

          (iv) Report dated August 26, 2002, in response to Item 9, Regulation FD Disclosure, reporting on a press release containing results of operations for fiscal year ended May 31, 2002.

          (v) Report dated August 30, 2002, in response to Item 9, Regulation FD Disclosure, reporting on a press release jointly announcing with Royal Associates, Inc. the receipt of a revised offer to pay $0.10 per share in the proposed cash out merger of the Issuer, a reduction of $0.27 per share, and the request for a fairness opinion.

          (vi) Report dated September 12, 2002, in response to Item 9, Regulation FD Disclosure, announcing that the Issuer had entered into an Agreement and Plan of Merger with Royal Associates, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ROYAL PRECISION, INC.


Date: October 11, 2002                By /s/ John C. Lauchnor
                                         ---------------------------------------
                                         John C. Lauchnor, President, Chief
                                         Executive Officer
                                         (duly authorized officer)

                                      By  /s/ Frank Mertes
                                          --------------------------------------
                                          Frank Mertes, Vice President - Finance
                                          (chief financial officer)

                                 CERTIFICATIONS

I, John C. Lauchnor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Royal Precision, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002                  /s/ John C. Lauchnor
                                        ----------------------------------------
                                        John C. Lauchnor, President,
                                        Chief Executive Officer

I, Frank Mertes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Royal Precision, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002                  /s/ Frank Mertes
                                        ----------------------------------------
                                        Frank Mertes, Vice President - Finance,
                                        Chief Financial Officer

                                 EXHIBIT INDEX

                                                                      PAGE IN
                                                                   SEQUENTIALLY
EXHIBIT                                                            NUMBERED COPY
-------                                                            -------------

3.1            Second  Amended and Restated  Certificate  of             *
               Incorporation  of Royal  Precision,  Inc. (as
               filed with the Secretary of State of Delaware
               on   February  5,  2002)   (incorporated   by
               reference  to  Exhibit  3.1 to the  Company's
               Form 8-K dated January 28, 2002.

3.2            Amended   and   Restated   Bylaws   of  Royal             *
               Precision, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated
               January 28, 2002)

4.1            See  Articles  FOUR,  FIVE  and  SEVEN of the             *
               Amended   and   Restated    Certificate    of
               Incorporation  of the  registrant  at Exhibit
               3.1.

4.2            See  Article  I,  Sections  2.1  and  2.2  of             *
               Article  II and  Sections  7.3  and  7.10  of
               Article VII of the Bylaws of Royal Precision,
               Inc.  (incorporated  by  reference to Exhibit
               3.2 to the Form S-4).

4.3            See Section  7.5 of the Amended and  Restated             *
               Credit  and  Security  Agreement  dated as of
               August  9,  2002  among  FM  Precision   Golf
               Manufacturing  Corp.  and FM  Precision  Golf
               Sales Corp. and Wells Fargo Business  Credit,
               Inc.  (incorporated  by  reference to Exhibit
               10.63 to the Company's Form 10-K for the year ended May 31, 2002).

4.4            See  Section  7.5 of the Second  Amended  and             *
               Restated Credit and Security  Agreement dated
               August 9, 2002 among Royal Grip,  Inc., Royal
               Grip   Headwear   Company   and  Wells  Fargo
               Business   Credit,   Inc.   (incorporated  by
               reference to Exhibit  10.64 to the  Company's
               Form 10-K for the year ended May 31, 2002.

10.1           Form  of  Conversion  Agreement  between  the             *
               Company and several lenders dated as of August 9, 2002 with schedule setting forth material details in which such documents differ from the form attached (incorporated by reference to Exhibit 32 to Amendment No. 3 of Schedule 13D of Richard P. Johnston, et al, dated August 12, 2002).

*    Incorporated by reference.