Form 10-K/A
period 2002-05-31
ROYAL PRECISION INC
filed 2002-12-06
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

                     AMENDMENT NO. 2 TO REPORT ON FORM 10-K

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

     Documents incorporated by reference:
     None

                             AMENDMENTS TO FORM 10-K

     This Amendment No. 2 to Report on Form 10-K ("Amendment No. 2") is being filed for the purposes of:

     (A) supplementing certain information contained in Part II of the Annual Report on Form 10-K for registrant's fiscal year ended May 31, 2002, filed with the Securities and Exchange Commission on August 22, 2002, as previously amended by Amendment No. 1 thereto (10-K/A-1)(Amendment No. 1") filed with the Securities and Exchange Commission on September 20, 2002, specifically, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, Part II and Item 13 of Part III and on the signature page and exhibit index, all in response to comment letters received from the Securities and Exchange Commission; and

     B. amending and restating in its entirety the Report on 10-K, as amended by Amendment No. 1 and this Amendment No. 2.

(A) The Report on Form 10-K for the Registrant's year ended May 31, 2002, as previously amended by Amendment No. 1, is hereby further amended specifically as follows:

ITEM 6. SELECTED FINANCIAL DATA

     The table appearing under this Item is amended for the 2002 period as follows: (a) The Income (loss) from continuing operations is changed from (5,783) to (6,864) and (b) the Income (loss) from continuing operations per share is changed from (0.30) to (1.06).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (a) Under the heading "Fiscal Year Ended May 31, 2002 Compared to the Fiscal Year Ended May 31, 2001", in the section entitled "Cost of Sales", the following language is hereby added as new sentences 5 through 8:

     "Historically the Company builds and purchases inventory in anticipation of forecasted sales for the March through July time-period. As the spring selling season unfolded the Company received information from several OEM's that they would be delaying, reducing or not issuing purchase orders due to uncertainty with the softening economy. The impact of this delay would not be fully known until after the Company's year end, but before the issuance of the Company's annual financial statements. Sales for the spring and early summer season did not materialize and resulted in the need for a significant write down of inventory to its net realizable value as of May 31, 2002 year end."

     (b) The paragraph captioned "Interest Expense" is amended as follows: (a) The amount of $1.0 million is changed to $2.0 million; (b) $0.1 is changed to 1.1; (c) $0.2 million is changed to $0.3 million; and (d) the following language is added immediately thereafter: ", the recognized intrinsic beneficial conversion feature of a converted Subordinated Note of $0.9 million".

     (c) The following section entitled "Cumulative change in accounting principle" is hereby added as follows:

     "CUMULATIVE  CHANGE IN ACCOUNTING  PRINCIPLE.  During fiscal year 2002, the
Company adopted Financial Accounting Standards Board "FASB" Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets" This adoption resulted in an impairment in accordance with the new guidance of SFAS No. 142. Under this guidance a fair value measurement approach of the grip segment was used, including applying a market multiple to the segment's projected cash flows. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $2,600,000, including implied goodwill of $1,250,000, was calculated for the segment. The implied goodwill was lower than the then recorded unamortized balance of goodwill of $7,187,000. Therefore, during the year ended May 31, 2002, an impairment of $5,937,000 was recorded which is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year then ended. There was no income tax effect applicable to this change in accounting principle."

     (d) In the fourth paragraph under Liquidity and Capital Resources, (i) the amount of $433,000 is changed to $322,000 and (ii) the following is added at the end of such paragraph: "See note 9 to the consolidated financial statements"

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (a) The Report of Ernst & Young is hereby amended by (i) adding the following as the last paragraph thereof:

     "As described in Note 20 the Company restated its financial statements for 2002 to revise the accounting for the amount of interest expense recognized associated with a beneficial conversion feature,"

     (ii) adding after the date of August 16, 2002 the following language.

     ", except for note 20 as to which the date is December 2, 2002"

     (b) The Consolidated Balance Sheets are hereby amended by changing the Additional paid-in capital from $15,491 to $16,562 and Accumulated deficit amounts from $(11,848) to $(12,919) as of May 31, 2002 (dollars in thousands).

     (c) The Consolidated Statements of Operations are hereby amended as follows: (i) (a) the line item "Non-cash accretion of discount on subordinated debt" is changed to "Non-cash interest related to subordinated debt", (b) the amount shown therefor is changed from 179 to 1,250, and (c) the subtotal immediately thereafter is changed from 965 to 2,037; (ii)(Loss) income from continuing operations before provision for income taxes under the 2002 column is changed from (4,989) to (6,060); (iii) the amount shown in the 2002 column for "(Loss) income before cumulative effect of change in accounting principle" is changed from (5,793) to (6,864); (iv) the amount shown in the 2002 column for net (loss) income is changed from $(11,730) to $(12,801); (v) the per share amount shown in the 2002 column for (Loss) income before cumulative affect of change in accounting principle is changed from (0.90) to (1.06); and (vi) the per share amount shown in the 2002 column for Net (loss) income is changed from (1.82) to (1.98).

     (d) Certain amounts in the May 31, 2002 period of the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) are hereby amended as follows: (i) Grant of warrants under the Additional Paid-In Capital column is changed from 433 to 322 and the total for that line item is changed from 433 to 322; (ii) Conversion of subordinated debt to equity under the Additional Paid in Capital column is changed from 1,018 to 1,272, and the total for that line item is changed from 1,023 to 1,277; (iii) a line item for Beneficial Conversion feature is added after Conversion of subordinated debt to equity and the amount of 928 is added to the columns Additional Paid-In Capital and Total;(iv) the number (58) is inserted in the Total column for line item Minimum pension liability adjustment; (v) Net loss under the Retained Earnings (Accumulated Deficit) column is changed from (11,730) to (12,801), and the total for that line item is changed from (11,730) to (12,801); (vi) the line item total under the Comprehensive Income (loss) column is changed from (11,788) to (12,859); and (vii) the column totals for Additional Paid-in Capital is changed to $16,562, Retained Earnings (Accumulated Deficit) is changed to $(12,919), and Total is changed to $3,572.

     (e) The Consolidated Statements of Cash Flows are amended for the year ended May 31, 2002, as follows: (i) the Net (loss) income amount is changed from $(11,730) to $(12,801); (ii) the line item Accretion of discount on subordinated debt is changed to "Interest" and the amount of 179 is changed to 1,250; (iii) the number for the line item Conversion of subordinated debt is changed from 1,023 to 1,277; and (iv) the following line items and amounts are added immediately below:

Grant of warrant                         $322         $ --         $ --

Beneficial conversion feature            $928         $ --         $ --

     (f) Note 2 to Notes to Consolidated Statements, Summary of Significant Accounting Policies, is hereby amended as follows:

     (i) In the section entitled "Inventories", the following language is added as a new third sentence:

"These charges are the result of reducing the carrying value of down graded and out-of-spec inventory that normally sell during the fourth quarter of the Company's fiscal year."

     (ii) The section entitled "Goodwill" is hereby amended and restated to read in its entirety as follows in order to include, among other things, the pro forma disclosures required by paragraph 61 of SFAS No. 142 for the fiscal year ended May 31, 2000 and reads as follows:

"GOODWILL

In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets" which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No. 142 during its fiscal quarter ended August 31, 2001. Therefore, amortization of goodwill was suspended effective June 1, 2001. The following table presents the pro-forma financial results on a basis consistent with the new accounting principle for the years ended May 31, 2000 and 2001, respectively (dollars in thousands except per share amounts):

                                                            Year ended May 31,
                                                          ----------------------
                                                            2001         2000
                                                          ---------    ---------
     Reported net income (loss)                           $    (584)   $     870
     Add back amortization of goodwill                          442          486
                                                          ---------    ---------
     Adjusted net  income (loss)                          $    (142)   $   1,356
                                                          =========    =========
     Reported basic and diluted net income
     (loss) per share                                     $   (0.10)   $    0.15

     Add back effect of goodwill amortization
     per share                                                 0.08         0.09
                                                          ---------    ---------
     Adjusted basic and diluted net income (loss)
     per share                                            $   (0.02)   $    0.24
                                                          =========    =========

Goodwill  of  $10,418,000   had  been  recorded  in  conjunction   with  the  RG
Acquisition. This balance was subsequently reduced by $1,392,000 due to utilization of pre-acquisition net operating tax loss carryforwards and by amortization expense totaling $1,839,000. Goodwill was assigned to the Company's golf club grip business segment. At the end of fiscal year 2001 the Company used an undiscounted cash flow approach previously allowed under APB 17 to determine the potential impairment. This approach, which took into account production problems caused by an outsourcing grip contractor at that time, indicated that the carrying value of goodwill was not impaired. As such, under this methodology management believes that goodwill was not impaired.

During fiscal year 2002, goodwill was again tested for impairment in accordance with the new guidance of SFAS No. 142. Under this guidance a fair value measurement approach of the grip segment was used, including applying a market multiple to the segment's projected cash flows. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $2,600,000, including implied goodwill of $1,250,000, was calculated for the segment. The implied goodwill was lower than the then recorded unamortized balance of goodwill of $7,187,000. Therefore, during the year ended May 31, 2002, an impairment of $5,937,000 was recorded which is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year then ended. There was no income tax effect applicable to this change in accounting principle.

The assumptions used to establish fair value under SFAS No. 142, was consistent with those used under APB 17, specifically production problems caused by our outsourcing grip contractor were considered in our cash flow assumptions. The recorded impairment loss is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach stipulated in SFAS No. 142. The following table provides a reconciliation of goodwill during the period from May 31, 2001 to May 31, 2002 (in thousands):

     Balance as of May 31, 2001                                         $ 7,187
     Impairment loss recorded                                            (5,937)
                                                                        -------
     Balance as of May 31, 2002                                         $ 1,250
                                                                        =======

     (g). The last two paragraphs of Note 4 entitled "Property, Plant and Equipment" are hereby amended and restated to read in their entirety as follows:

     "During the years ended May 31, 2002 and 2001, the Company recorded an impairment write-down of $133,000 and $360,000, respectively, on equipment held for sale, which represents rubber injection presses previously used to manufacture the Company's golf club grips and graphite shafts. The Company was unable to resolve quality issues in connection with an outsourcing contractor who was leasing rubber injection presses from the Company for the production of golf club grips prior to fiscal 2001. This equipment was subsequently returned to the Company and held for sale. In fiscal year 2001 the Company recorded the first impairment write down when it become apparent that the Company would not be able to recover the book value of these assets. The Company continued to be unable to find a buyer for the equipment during fiscal year 2002. In April 2002 the Company obtained a valuation of the rubber injection presses from an independent appraiser which resulted in an additional impairment write-down of $133,000. Also during the year ended May 31, 2001, the Company recorded an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips.

These write-downs are reflected as a component of nonrecurring expenses in the statements of operations for the fiscal year ended May 31, 2002 and 2001."

     (h). Note 8 entitled "Bank Borrowing Agreements" is hereby amended and restated to read in its entirety as follows:

"8. BANK BORROWING AGREEMENTS

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

In connection with the April 10, 2002 amendments to the bank credit facility, the Johnston Family Living Trust u/a dated April 11, 1994 (Johnston Trust), a related party entity, agreed to guarantee up to $400,000 of amounts payable to the bank, which are advanced under the seasonal over-advance facility. In consideration for providing this guarantee and another, the Johnston Trust received a warrant to purchase 145,200 shares of RP stock at a price of $0.25 per share. The warrant may be exercised for a ten year period. Using the Black Scholes option pricing model the warrants granted for the guarantee were determined to have no value.

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

                                                                  MAY 31,
                                                            -------------------
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

As of May 31, 2002 and 2001, the carrying value of debt approximates fair market value."

     (i). Note 9, entitled "Subordinated Debt" is hereby amended and restated to read in its entirety as follows:

"9. SUBORDINATED DEBT

On October 26, 2001, the Company entered into a financing agreement with The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party as the founders of the Johnston Foundation are major stockholders of the Company, for a subordinated promissory note ("Subordinated Note") in the amount of $1,250,000. Funding of $1,000,000 of the Subordinated Note was received on October 26, 2001, and the remaining $250,000 was received on December 14, 2001. The interest rate on the Subordinated Note was 13%. The Subordinated Note was due in full on October 26, 2002 and was subordinated to both the FMP an RG bank credit facilities. Simultaneously with the initial funding of the Subordinated Note, the Johnston Foundation received a warrant to purchase up to 300,000 shares of RP common stock at a price of $0.25 per share. An estimated fair value of $322,000 was assigned to the warrant which was immediately exercisable for a ten-year period. Additionally, in the event of default by the Company on the Subordinated Note, the Johnston Foundation had an option to convert the Subordinated Note into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that was not repaid in full. The terms of the financing agreement were ratified at a special meeting of stockholders on January 28, 2002. On February 1, 2002, the Johnston Foundation exercised a warrant to purchase 147,808 shares of RP common stock for a total purchase price of $37,000.

In February 2002, the Company was not in compliance with certain financial bank loan covenants that resulted in the Company defaulting on the Subordinated Note. As a result of this default and in connection with the April 10, 2002 amendment to its bank credit facilities the bank provided that as a condition to the execution by the bank of the amendments, the Johnston Foundation convert its $1,250,000 Subordinated Note and the outstanding interest accrued through March 31, 2002 into RP common stock. On April 10, 2002 the Johnston Foundation converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of RP common stock.

As referred to above, the beneficial conversion feature of the Subordinated Note was contingent. Its intrinsic value measured at October 26, 2001 was approximately $6,750,000. Since the intrinsic value exceeded the $928,000 of allocated proceeds from the issuance of the Subordinated Note, the amount assigned to the beneficial conversion feature was limited to $928,000 and was recognized upon conversion as interest expense in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS and EITF 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS.

On February 28, 2002 the Company completed a private placement of subordinated promissory notes (the Additional Subordinated Notes) in the amount of $425,000 with certain members of the Board of Directors of the Company or such individuals' affiliated entities. Of this amount, the Company received $275,000 in February 2002 and $150,000 was received in March 2002. These notes bear interest at 13% and are due in full on October 26, 2002 and are subordinate to both the FMP and RG bank credit facilities. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of RP common stock at a price of $0.25 per share. The warrants may be exercised for a ten-year period. Additionally, the holders of the Additional Subordinated Notes have an option to convert these notes into RP common stock at an exchange ratio of $0.25 per share.

Using the Black Scholes option-pricing model warrants granted to the holders of the Additional Subordinated Notes were deemed to have no value. On February 28, 2002, the commitment date of the Additional Subordinated Notes the Company's common Stock had a fair value of $0.20 per share, as such, the conversion feature was also deemed to have no value.

In connection with the August 16, 2002 refinancing, the Additional Subordinated Notes and accrued interest of $16,070 were converted into 1,764,280 shares of common stock. Accordingly, the Additional Subordinated Notes have been classified as long-term debt as of May 31, 2002."

     (j) The amounts in the 2002 column in the last table under Note 11, Stock Option Plans and Warrants, are changed to (12,801), (12,947), (1.98), and (2.01).

     (k) The table under Note 16, Information on Segments, for the year ended May 31, 2002 is amended by changing the amounts shown for Interest expense in the Unallocated and Total columns from 179 to 1,250 and 966 to 2,037, respectively.

     (l) The table under Note 16, Information on Segments is hereby amended to revise the amounts shown under Operating income (loss) and Interest expense to read in its entirety as follows:

                                                               YEAR ENDED MAY 31, 2000
                                                 ---------------------------------------------------
                                                 GOLF CLUB     GOLF CLUB
                                                   SHAFTS        GRIPS      UNALLOCATED      TOTAL
                                                 ---------     ---------    -----------    ---------
Net sales                                        $  25,559     $   4,540     $             $  30,099
Operating income (loss)                             (2,004)          141                      (1,863)
Depreciation and amortization                          384           774                       1,158
Interest expense                                       575            69                         644

Total assets for reportable segments             $  13,488     $  17,475                   $  30,963
Assets of discontinued operations                                                                 43
Elimination of investment in subsidiary                                                       (6,064)
                                                                                           ---------
Consolidated total assets                                                                  $  24,942
                                                                                           =========

     (m) The first table under Note 19, Quarterly Financial Data, is hereby amended as follows: (i) for the line item, Net loss, the amount in the fourth quarter column has been changed from (1,837) to (2,908) and the line item total is changed from (11,730) to (12,801); and (ii) for the line item, Basic and diluted - Net loss, the amount in the fourth quarter column is changed from (0.08) to (0.24) and the line item total is changed from (1.82) to (1.98).

     (n) A new Note 20, Subsequent Event - Correction of Error is hereby added immediately following Note 19 to read as follows:

"20. REVISION FOR BENEFICIAL CONVERSION FEATURE

The Company restated its previously filed financial statements to revise its accounting for the Subordinated Note that was converted during the year ended May 31, 2002 (see note 9). In connection therewith, additional interest expense of $1,071,000 was recognized, including $928,000 applicable to the beneficial conversion feature of the Subordinated Note and $143,000 of unamortized discount associated with the detached warrants, in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS and EITF 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. As such, the net loss previously reported for the year ended May 31, 2002 of $(11,730,000) or $(1.82) per share was increased to $(12,801,000) or $(1.95) per share.


     (o) Schedule II is hereby and restated in its entirety to read as follows, adding information for the year ended May 31, 2001 under the heading "Allowance for slow-moving and obsolete inventories":

                     "ROYAL PRECISION, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                      CHARGED TO
                                                       BALANCE AT      (DEDUCTED                                          BALANCE AT
                                                      BEGINNING OF    FROM) COSTS         OTHER            OTHER            END OF
                                                         PERIOD       AND EXPENSES      ADDITIONS        DEDUCTIONS         PERIOD
                                                         ------       ------------      ---------        ----------         ------
Allowance for doubtful accounts:
     Year ended May 31, 2000                            $   433         $    40          $    --          $  (199)         $   274
     Year ended May 31, 2001                                274              14               --             (101)             187
     Year ended May 31, 2002                                187              24                               (17)             194

Deferred tax asset valuation allowance:
     Year ended May 31, 2000                            $ 2,649         $  (162)         $    --          $ (742) (a)      $ 1,745
     Year ended May 31, 2001                              1,745              --               --               --            1,745
     Year ended May 31, 2002                              1,745           4,797               --               --            6,542

Allowance for slow-moving and obsolete inventories:
     Year ended May 31, 2002                            $    70         $ 1,435          $    --          $(1,355)         $   150
     Year ended May 31, 2001                            $    --         $   477          $    --          $  (407)         $    70

(a)  Reduction  in  goodwill  related  to  preacquisition   net  operating  loss
carryforwards."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The fourth paragraph under this heading has been revised to include language related to an extraordinary loss on the extinguishment of debt and reads in its entirety as follows:

     "In a privately negotiated transaction, the Company entered into a Conversion Agreement dated March 11, 2002 with the Foundation pursuant to which the Foundation converted its principal debt of $1,250,000 represented by the Subordinated Note into equity and, upon request of the Company's institutional lender, the conversion was deemed to have occurred on March 11, 2002. In connection therewith, additional interest expense of $1,071,000 was recognized, including $928,000 applicable to the contingent beneficial conversion feature of the Subordinated Note and $143,000 of unamortized debt discount associated with the detached warrants. The conversion also covered shares issuable on conversion in respect of interest accruing through March 31, 2002. The shares issuable under the terms of the Conversion Agreement are included in the shares reported as beneficially owned by Richard P. Johnston. The Foundation and the Company have entered into a Designation Agreement described under "Item 10" above."

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Exhibit 10.62. The description of Exhibit 10.62, and the text of footnote ** are fhereby amended to read as follows:

     "10.62 Royal Precision Executive Bonus Program for Fiscal Year 2003**

     ** Certain portions of this compensatory plan for executive officers and directors publicly filed have been omitted based upon a request for confidential treatment filed with the Commission. The confidential portion has been omitted and filed separately with the Commission."

                         AMENDED AND RESTATED FORM 10-K:

     The following sets forth the amended and restated Annual Report on Form 10-K for the year ended May 31, 2001, giving effect to all of the changes contained in Amendment No. 1 to the Form 10-K filed on August 20, 2002 and in this Amendment No. 2 to the Form 10-K:

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              AMENDED AND RESTATED

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

                                          HIGH     LOW
                                         ------   ------
     FISCAL YEAR ENDED MAY 31, 2002
     First Quarter                       $ 2.53   $ 2.00
     Second Quarter                        2.58     0.70
     Third Quarter                         1.50     0.20
     Fourth Quarter                        0.75     0.10

     FISCAL YEAR ENDED MAY 31, 2001
     First Quarter                       $ 3.25   $ 1.88
     Second Quarter                        3.25     1.81
     Third Quarter                         3.09     1.63
     Fourth Quarter                        2.35     1.90

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

                                                       2002        2001        2000       1999       1998
                                                     --------    --------    --------   --------   --------
Net sales                                            $ 23,562    $ 29,997    $ 30,099   $ 23,395   $ 24,973
Income (loss) from continuing operations               (6,864)       (584)        870        276        268
Income (loss) from continuing operations per share      (1.06)      (0.10)       0.15       0.05       0.05
Total assets                                           15,168      25,207      24,942     24,610     25,886
Long-term debt, less current portion                    6,233       7,705       6,027      6,191      3,171
Total liabilities                                      11,596      11,366      10,530     11,158     11,559

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

FISCAL YEAR ENDED MAY 31, 2002 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2001 --

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

     COST OF SALES. Cost of sales for the fiscal year ended May 31, 2002 was $20.5 million, a decrease of $1.5 million or 7% over cost of sales of $22.0 million in 2001. As discussed in Note 2 to the consolidated financial statements, the Company recorded write-downs totaling $1.4 million and $0.5 million to reduce the carrying value of finished goods inventories to estimated net realizable value during the fiscal years ended May 31, 2002 and 2001, respectively. The write-downs related to golf shaft inventories were $1.2 million and $0.4 million in fiscal 2002 and 2001, respectively. The write-downs for golf shafts and golf grips in fiscal 2002 were primarily a result of the production of inventory for anticipated fourth quarter sales that did not materialize due to a slowing of the economy. Historically the Company builds and purchases inventory in anticipation of forecasted sales for the March through July time-period. As the spring selling season unfolded the Company received information from several OEM's that they would be delaying, reducing or not issuing purchase orders due to uncertainty with the softening economy. The impact of this delay would not be fully known until after the Company's year end, but before the issuance of the Company's annual financial statements. Sales for the spring and early summer season did not materialize and resulted in the need for a significant write down of inventory to its net realizable value as of May 31, 2002 year end. To mitigate this risk in the future, the Company has instituted a policy that reduces the exposure of building excess inventory. Excluding the write-downs of $1.2 million and $0.4 million related to shaft inventories in fiscal 2002 and 2001, respectively, the cost of golf club shaft sales decreased by $2.4 million or 13% primarily as a result of lower total golf shaft net sales, and increased cost of wages and benefits. Excluding the write-down of $0.2 million and $0.1 million related to grip inventories in fiscal 2002 and 2001 respectively, the cost of golf club grips sales decreased by $0.1 million or 2% as a result of product mix.

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

     INTEREST EXPENSE. Interest expense increased to $2.0 million during the fiscal year ended May 31, 2002 from $0.9 million in 2001. The $1.1 increase is the net result of the Subordinated Note discount of $0.3 million, the recognized beneficial conversion feature of a converted Subordinated Note of $0.9 million and a reduction in the prime lending rate, of which the Company's lines-of-credit and term loans use as a base of prime plus 3.0 to 3.75% in fiscal 2002. The prime rate at May 31, 2002 and 2001 was 4.75% and 7.00%, respectively.

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

     CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE. During fiscal year 2002, the Company adopted Financial Accounting Standards Board "FASB" Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets" This adoption resulted in an impairment in accordance with the new guidance of SFAS No. 142. Under this guidance a fair value measurement approach of the grip segment was used, including applying a market multiple to the segment's projected cash flows. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $2,600,000, including implied goodwill of $1,250,000, was calculated for the segment. The implied goodwill was lower than the then recorded unamortized balance of goodwill of $7,187,000. Therefore, during the year ended May 31, 2002, an impairment of $5,937,000 was recorded which is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year then ended. There was no income tax effect applicable to this change in accounting principle.

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

LIQUIDITY AND CAPITAL RESOURCES --

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

     During the fiscal year ended May 31, 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note (the "Subordinated Note") for $1,250,000 and warrants to purchase up to 300,000 shares of common stock at $0.25 per share. An estimated fair value of $322,000 was assigned to the warrants. Subsequently, during the remainder of the current fiscal year, the Johnston Foundation exercised warrants to purchase 147,808 shares of common stock for $37,000 and converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of common stock. See note 9 to the consolidated financial statements.

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

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As described in NOte 20, the Company restated its financial statements for 2002 to revise the accounting for the amount of interest expense recognized associated with a beneficial conversion feature.

                                        /s/ Ernst & Young LLP

Hartford, Connecticut
August 16, 2002, except for note 20 as
to which the date is December 2, 2002

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

                                        /s/ Arthur Andersen LLP

Phoenix, Arizona
July 30, 2001

                     Royal Precision, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                           MAY 31
                                                                    --------------------
                                                                      2002        2001
                                                                    Restated
                                                                    --------    --------
ASSETS
Current assets:
    Cash                                                            $      6    $     33
    Accounts receivable, net of allowance of $194 and
       $187 at May 31, 2002 and 2001, respectively                     3,518       4,988
    Inventories                                                        4,363       5,920
    Other current assets                                                 387         215
    Deferred income taxes                                                 --         224
                                                                    --------    --------
Total current assets                                                   8,274      11,380
Property, plant and equipment, net                                     5,543       6,004
Goodwill                                                               1,250       7,187
Deferred income taxes                                                     --         582
Intangible pension and other assets                                      101          54
                                                                    --------    --------
Total assets                                                        $ 15,168    $ 25,207
                                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  2,197    $  1,534
    Accrued salaries and benefits                                        520         529
    Accrued pension                                                      364         198
    Accrued restructuring costs                                          376          --
    Accrued environmental costs                                          212         272
    Other accrued expenses                                               422         360
    Current portion of long-term debt                                  1,272         768
                                                                    --------    --------
Total current liabilities                                              5,363       3,661
Long-term debt, less current portion                                   5,808       7,705
Subordinated debt                                                        425          --
                                                                    --------    --------
Total liabilities                                                     11,596      11,366

Commitments and contingencies

Stockholders' equity
    Preferred stock, $0.001 par value; 1,000,000 shares
       authorized; no shares issued                                       --          --
    Common stock, $0.001 par value; 15,000,000 shares authorized;
       10,954,597 and 5,681,711 shares issued and outstanding
       at May 31, 2002 and 2001, respectively                             11           6
    Additional paid-in capital                                        16,562      13,977
    Accumulated deficit                                              (12,919)       (118)
    Accumulated other comprehensive loss                                 (82)        (24)
                                                                    --------    --------
Total stockholders' equity                                             3,572      13,841
                                                                    --------    --------
Total liabilities and stockholders' equity                          $ 15,168    $ 25,207
                                                                    ========    ========

   The accompanying notes are an integral part of these financial statements.

                     Royal Precision, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                             YEAR ENDED MAY 31
                                                                                  -----------------------------------------
                                                                                      2002           2001           2000
                                                                                    Restated
                                                                                  -----------    -----------    -----------
Net sales:
    Golf club shafts                                                              $    19,833    $    26,070    $    25,559
    Golf club grips                                                                     3,729          3,927          4,540
                                                                                  -----------    -----------    -----------
                                                                                       23,562         29,997         30,099
Cost of sales:
    Golf club shafts                                                                   17,430         18,927         17,562
    Golf club grips                                                                     3,058          3,056          3,137
                                                                                  -----------    -----------    -----------
                                                                                       20,488         21,983         20,699
                                                                                  -----------    -----------    -----------
Gross profit                                                                            3,074          8,014          9,400

Selling, general and administrative expenses                                            5,676          6,589          6,946
Restructuring costs                                                                     1,313             --             --
Environmental costs                                                                        20            409            105
Amortization of goodwill                                                                   --            442            486
Nonrecurring expenses                                                                     133            477             --
                                                                                  -----------    -----------    -----------
Operating (loss) income                                                                (4,068)            97          1,863

Interest expense
    Cash interest expense                                                                 787            888            644
    Non-cash interest related to subordinated debt                                      1,250             --             --
                                                                                  -----------    -----------    -----------
                                                                                        2,037            888            644
                                                                                  -----------    -----------    -----------

Terminated merger expenses                                                                 --             79             --
Other income                                                                              (45)          (319)          (267)
                                                                                  -----------    -----------    -----------
(Loss) income from continuing operations before
    provision for income taxes                                                         (6,060)          (551)         1,486
Provision for income taxes                                                                804             33            616
                                                                                  -----------    -----------    -----------
(Loss) income before cumulative effect of change in
    accounting principle                                                               (6,864)          (584)           870
Cumulative effect of change in accounting principle                                    (5,937)            --             --
                                                                                  -----------    -----------    -----------
Net (loss) income                                                                 $   (12,801)   $      (584)   $       870
                                                                                  ===========    ===========    ===========
Basic and diluted (loss) earnings per share:

    (Loss) income before cumulative effect of change in
       accounting principle                                                       $     (1.06)   $     (0.10)   $      0.15
    Cumulative effect of change in accounting principle                                 (0.92)            --             --
                                                                                  -----------    -----------    -----------
Net (loss) income                                                                 $     (1.98)   $     (0.10)   $      0.15
                                                                                  ===========    ===========    ===========
Weighted average number of common shares used to
    compute per share information:
       Basic                                                                        6,448,928      5,679,077      5,672,580
                                                                                  ===========    ===========    ===========
       Diluted                                                                      6,448,928      5,679,077      5,814,862
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

                                                                                         ACCUMULATED
                                                                             RETAINED       OTHER
                                          COMMON STOCK         ADDITIONAL    EARNINGS   COMPREHENSIVE
                                     -----------------------    PAID-IN    (ACCUMULATED     INCOME                   COMPREHENSIVE
                                       SHARES       AMOUNT      CAPITAL      DEFICIT)      (LOSS)(1)       TOTAL     INCOME (LOSS)
                                     ----------   ----------   ----------   ----------    ----------    ----------   -------------
BALANCE, MAY 31, 1999                 5,667,375   $        6   $   13,897   $     (404)   $      (47)   $   13,452
Exercise of common stock
   options                               11,581           --            4           --            --             4
Tax benefit from exercise
   of common stock options                   --           --           11           --            --            11
Stock based compensation                     --           --           28           --            --            28
Minimum pension liability
   adjustment, net of tax
   benefit of $31                            --           --           --           --            47            47    $       47
Net income                                   --           --           --          870            --           870           870
                                                                                                                      ----------
Comprehensive income                                                                                                         917
                                     ----------   ----------   ----------   ----------    ----------    ----------    ==========
BALANCE, MAY 31, 2000                 5,678,956            6       13,940          466            --        14,412

Exercise of common stock
   options                                2,755           --            1           --            --             1
Tax benefit from exercise
   of common stock options                   --           --            1           --            --             1
Stock based compensation                     --           --           35           --            --            35
Minimum pension liability
   adjustment, net of tax
   benefit of $16                            --           --           --           --           (24)          (24)          (24)

Net loss                                     --           --           --         (584)           --          (584)         (584)
                                                                                                                      ----------
Comprehensive loss                           --           --           --           --            --            --          (608)
                                     ----------   ----------   ----------   ----------    ----------    ----------    ==========
BALANCE, MAY 31, 2001                 5,681,711            6       13,977         (118)          (24)       13,841
Restated
Exercise of common stock
   options                               11,106           --            3           --            --             3
Grant of warrants                            --           --          322           --            --           322
Exercise of warrants                    147,808           --           37           --            --            37
Conversion of subordinated
   debt to equity                     5,113,972            5        1,272           --            --         1,277
Beneficial conversion feature                --           --          928           --            --           928
Stock based compensation                     --           --           23           --            --            23
Minimum pension liability
   adjustment                                --           --           --           --           (58)          (58)          (58)
Net loss                                     --           --           --      (12,801)           --       (12,801)      (12,801)
                                                                                                                      ----------
Comprehensive loss                           --           --           --           --            --            --    $  (12,859)
                                     ----------   ----------   ----------   ----------    ----------    ----------    ==========
BALANCE, MAY 31, 2002                10,954,597   $       11   $   16,562   $  (12,919)   $      (82)   $    3,572
                                     ==========   ==========   ==========   ==========    ==========    ==========

(1)  Relates exclusively to minimum pension liability.

    The accompanying notes are an integral part of these financial statements

                     Royal Precision, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      YEAR ENDED MAY 31
                                                                               --------------------------------
                                                                                 2002        2001        2000
                                                                               Restated
                                                                               --------    --------    --------
OPERATING ACTIVITIES
Net (loss) income                                                              $(12,801)   $   (584)   $    870
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities of continuing operations:
       Depreciation and amortization                                                854       1,106       1,158
       Increase in valuation allowance for deferred income tax assets               806          --          --
       Deferred income taxes                                                         --          17         592
       Impairment of goodwill                                                     5,937          --          --
       Interest                                                                   1,250          --          --
       (Gain) loss  on retirement or sale of machinery and equipment                 (7)         (3)         14
       Stock based compensation                                                      23          35          28
       Tax benefit from exercise of common stock options                             --           1          11
       Write-down of equipment and inventories                                    1,568         962          --
       Changes in operating assets and liabilities:
              Accounts receivable, net                                            1,470         112        (293)
              Inventories                                                           122      (1,273)       (110)
              Other assets                                                         (132)        (36)         79
              Accounts payable and accrued expenses                               1,081        (744)        110
                                                                               --------    --------    --------
Net cash provided (used) by operating activities of continuing operations           171        (407)      2,459

INVESTING ACTIVITIES
Purchases of machinery and equipment                                               (550)     (1,187)     (2,165)
Proceeds from sale of machinery and equipment                                        31          50          15
                                                                               --------    --------    --------
Net cash (used) by investing activities of continuing operations                   (519)     (1,137)     (2,150)
FINANCING ACTIVITIES

Proceeds from exercise of common stock options and warrants                          39           1           4
Proceeds from issuance of long-term debt                                             --       1,204          --
Proceeds from issuance of subordinated debt                                       1,675       1,000          --
Borrowings (repayments) under lines-of-credit, net                                 (483)      1,243         742
Repayments of subordinated debt                                                      --      (1,000)         --
Repayments of long-term debt                                                       (910)       (907)     (1,203)
                                                                               --------    --------    --------
Net cash provided (used) by financing activities of continuing operations           321       1,541        (457)
                                                                               --------    --------    --------

Change in cash                                                                      (27)         (3)       (148)
Cash, at beginning of year                                                           33          36         184
                                                                               --------    --------    --------
Cash, at end of year                                                           $      6    $     33    $     36
                                                                               ========    ========    ========

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                   $    911    $    819    $    633
    Income taxes                                                               $     --    $      5    $     48
Non-cash investing and financing transactions:
   Conversion of subordinated debt                                             $  1,277    $     --    $     --
   Grant of warrant                                                            $    322    $     --    $     --
   Beneficial conversion feature                                               $    928    $     --    $     --
   Reduction in goodwill due to utilization of pre-acquisition net operating loss carryforwards and reversal of valuation allowance on
      pre-acquisition deferred income tax assets                               $     --    $     --    $    742

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company recorded charges of approximately $1,435,000 in 2002 and $477,000 in 2001 to adjust inventory to its expected net realizable value. These charges are the result of reducing the carrying value of down-graded and out-of-spec inventory that normally sell during the fourth quarter of the Company's fiscal year. In addition, as of May 31, 2002 and 2001, the Company has inventory valuation allowances of $150,000 and $70,000, respectively, for obsolete items. Related charges are reflected as a component of cost of sales.

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

                                                              USEFUL LIVES
                                                              ------------

     Buildings and improvements                               27.5-40 years
     Machinery and equipment                                   3-12 years
     Furniture, fixtures and office equipment                  3-12 years

GOODWILL

In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets" which changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company elected to early adopt SFAS No. 142 during its fiscal quarter ended August 31, 2001. Therefore, amortization of goodwill was suspended effective June 1, 2001. The following table presents the pro-forma financial results on a basis consistent with the new accounting principle for the years ended May 31, 2000 and 2001, respectively (dollars in thousands except per share amounts):

                                                    Year ended May 31,
                                                 ------------------------
                                                   2001           2000
                                                 ---------      ---------
      Reported net income (loss)                 $    (584)     $     870
      Add back amortization of goodwill                442            486
                                                 ---------      ---------
      Adjusted net  income (loss)                $    (142)     $   1,356
                                                 =========      =========

      Reported basic and diluted net income
      (loss) per share                           $   (0.10)     $    0.15

      Add back effect of goodwill amortization
      per share                                       0.08           0.09
                                                 ---------      ---------
      Adjusted basic and diluted net income
      (loss) per share                           $   (0.02)     $    0.24
                                                 =========      =========

Goodwill  of  $10,418,000   had  been  recorded  in  conjunction   with  the  RG
Acquisition. This balance was subsequently reduced by $1,392,000 due to utilization of pre-acquisition net operating tax loss carryforwards and by amortization expense totaling $1,839,000. Goodwill was assigned to the Company's golf club grip business segment. At the end of fiscal year 2001 the Company used an undiscounted cash flow approach previously allowed under Accounting Principles Board Opinion No. 17 "Intangible Assets" ("APB 17") to determine the potential impairment. This approach, which considered the effects on cash flows of production problems caused by an outsourcing grip contractor at that time, indicated that the carrying value of goodwill was not impaired. As such, under this methodology management believes that goodwill was not impaired.

During fiscal year 2002, goodwill was again tested for impairment in accordance with the new guidance of SFAS No. 142. Under this guidance a fair value measurement approach of the grip segment was used, including applying a market multiple to the segment's projected cash flows. There was no change to the projected cash flows used in the impairment analysis performed as of May 31, 2001 under APB 17. Professionals in the investment banking industry were consulted to validate the assumptions used in the fair value estimate. Based on this analysis, a fair value of $2,600,000, including implied goodwill of $1,250,000, was calculated for the segment. The implied goodwill was lower than the then recorded unamortized balance of goodwill of $7,187,000. Therefore, during the year ended May 31, 2002, an impairment of $5,937,000 was recorded which is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year then ended. There was no income tax effect applicable to this change in accounting principle.

The assumptions used to establish fair value under SFAS No. 142, were consistent with those used under APB 17, specifically production problems caused by our outsourcing grip contractor were considered in our cash flow assumptions. The recorded impairment loss is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in APB 17 to the fair value approach stipulated in SFAS No. 142. The following table provides a reconciliation of goodwill during the period from May 31, 2001 to May 31, 2002 (in thousands):

     Balance as of May 31, 2001                                 $ 7,187
     Impairment loss recorded                                    (5,937)
                                                                -------
     Balance as of May 31, 2002                                 $ 1,250
                                                                =======

IMPAIRMENT OF LONG-LIVED ASSETS

Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and certain identifiable intangibles for impairment at least annually based on the expected future cash flows of the assets compared to the carrying value of the assets. To the extent that such carrying value exceeds expected future cash flows, a writedown is recorded.

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

3. INVENTORIES

Inventories, net of valuation allowances, consisted of the following (in thousands):

                                                                   MAY 31,
                                                             -----------------
                                                               2002      2001
                                                             -------   -------
     Raw materials                                           $   315   $   814
     Work-in-process                                           1,304     1,215
     Finished goods                                            2,744     3,891
                                                             -------   -------
                                                             $ 4,363   $ 5,920
                                                             =======   =======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                                   MAY 31,
                                                             -----------------
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

During the years ended May 31, 2002 and 2001, the Company recorded an impairment write-down of $133,000 and $360,000, respectively, on equipment held for sale, which represents rubber injection presses previously used to manufacture the Company's golf club grips and graphite shafts. The Company was unable to resolve quality issues in connection with an outsourcing contractor who was leasing rubber injection presses from the Company for the production of golf club grips prior to fiscal 2001. This equipment was subsequently returned to the Company and held for sale. In fiscal year 2001 the Company recorded the first impairment write down when it become apparent that the Company would not be able to recover the book value of these assets. The Company continued to be unable to find a buyer for the equipment during fiscal year 2002. In April 2002 the Company obtained a valuation of the rubber injection presses from an independent appraiser which resulted in an additional impairment write-down of $133,000. Also during the year ended May 31, 2001, the Company recorded an expense of $117,000 to write-off the accumulated cost of various projects under development to design and construct tooling for the manufacture of golf club grips.

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

8. BANK BORROWING AGREEMENTS

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

In connection with the April 10, 2002 amendments to the bank credit facility, the Johnston Family Living Trust u/a dated April 11, 1994 (Johnston Trust), a related party entity, agreed to guarantee up to $400,000 of amounts payable to the bank, which are advanced under the seasonal over-advance facility. In consideration for providing this guarantee and another, the Johnston Trust received a warrant to purchase 145,200 shares of RP stock at a price of $0.25 per share. The warrant may be exercised for a ten year period. Using the Black Scholes option pricing model the warrants granted for the guarantee were determined to have no value.

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

                                                            MAY 31,
                                                      ------------------
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

9. SUBORDINATED DEBT

On October 26, 2001, the Company entered into a financing agreement with The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party as the founders of the Johnston Foundation are major stockholders of the Company, for a subordinated promissory note ("Subordinated Note") in the amount of $1,250,000. Funding of $1,000,000 of the Subordinated Note was received on October 26, 2001, and the remaining $250,000 was received on December 14, 2001. The interest rate on the Subordinated Note was 13%. The Subordinated Note was due in full on October 26, 2002 and was subordinated to both the FMP and RG bank credit facilities. Simultaneously with the initial funding of the Subordinated Note, the Johnston Foundation received a warrant to purchase up to 300,000 shares of RP common stock at a price of $0.25 per share. An estimated fair value of $322,000 was assigned to the warrant which was immediately exercisable for a ten-year period. Additionally, in the event of default by the Company on the Subordinated Note, the Johnston Foundation had an option to convert the Subordinated Note into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that was not repaid in full. The terms of the financing agreement were ratified at a special meeting of stockholders on January 28, 2002. On February 1, 2002, the Johnston Foundation exercised a warrant to purchase 147,808 shares of RP common stock for a total purchase price of $37,000.

In February 2002, the Company was not in compliance with certain financial bank loan covenants that resulted in the Company defaulting on the Subordinated Note. As a result of this default and in connection with the April 10, 2002 amendment to its bank credit facilities the bank provided that as a condition to the execution by the bank of the amendments, the Johnston Foundation convert its $1,250,000 Subordinated Note and the outstanding interest accrued through March 31, 2002 into RP common stock. On April 10, 2002 the Johnston Foundation converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of RP common stock.

As referred to above, the beneficial conversion feature of the Subordinated Note was contingent. Its intrinsic value measured at October 26, 2001 was approximately $6,750,000. Since the intrinsic value exceeded the $928,000 of allocated proceeds from the issuance of the Subordinated Note, the amount assigned to the beneficial conversion feature was limited to $928,000 and was recognized upon conversion as interest expense in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS and EITF 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS.

On February 28, 2002 the Company completed a private placement of subordinated promissory notes (the Additional Subordinated Notes) in the amount of $425,000 with certain members of the Board of Directors of the Company or such individuals' affiliated entities. Of this amount, the Company received $275,000 in February 2002 and $150,000 was received in March 2002. These notes bear interest at 13% and are due in full on October 26, 2002 and are subordinate to both the FMP and RG bank credit facilities. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of RP common stock at a price of $0.25 per share. The warrants may be exercised for a ten-year period. Additionally, the holders of the Additional Subordinated Notes have an option to convert these notes into RP common stock at an exchange ratio of $0.25 per share.

Using the Black Scholes option-pricing model warrants granted to the holders of the Additional Subordinated Notes were deemed to have no value. On February 28, 2002, the commitment date of the Additional Subordinated Notes the Company's common Stock had a fair value of $0.20 per share, as such, the conversion feature was also deemed to have no value.

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

During the year ended May 31, 2002, warrants to purchase 402,000 shares were granted in conjunction with the issuance of subordinated debt. Warrants to purchase 147,808 shares were exercised. The remaining warrants will expire during fiscal year 2012. Stock option and warrant activity is as follows:

                                        FM
                                     PRECISION                                                TOTAL       WEIGHTED-
                                     GOLF CORP.       RG                                     OPTIONS      AVERAGE
                                     CONVERTED     CONVERTED      RP PLAN                      AND        EXERCISE
                                      OPTIONS       OPTIONS       OPTIONS      WARRANTS      WARRANTS      PRICE
                                    ----------    ----------    ----------    ----------    ----------    ---------
Outstanding at May 31, 1999            101,328       269,874       103,980                    475,182      $  3.73
   Granted                                                         615,933        25,000      640,933         2.53
   Exercised                           (11,020)                       (561)                    (11,581)       0.32
   Cancelled                                                       (24,179)                    (24,179)       2.03
                                    ----------    ----------    ----------    ----------    ----------
Outstanding at May 31, 2000             90,308       269,874       695,173        25,000     1,080,355        3.10
   Granted                                                         275,600                     275,600        2.26
   Exercised                            (2,755)                                                 (2,755)       0.24
   Cancelled                                                       (25,000)                    (25,000)       2.40
   Expired                                            (3,750)                                   (3,750)      10.85
                                    ----------    ----------    ----------    ----------    ----------
Outstanding at May 31, 2001             87,553       266,124       945,773        25,000     1,324,450        2.92
   Granted                                  --            --       594,000       402,000       996,000         .42
   Exercised                           (11,106)           --            --      (147,808)     (158,914)        .25
   Cancelled                                --            --       (31,583)           --       (31,583)       2.35
   Expired                                  --       (20,250)           --            --       (20,250)      16.58
                                    ----------    ----------    ----------    ----------    ----------
Outstanding at May 31, 2002             76,447       245,874     1,508,190       279,192     2,109,703        2.23
                                    ==========    ==========    ==========    ==========    ==========

A summary of information about stock options outstanding at May 31, 2002 is as follows:

                        OPTIONS AND WARRANTS OUTSTANDING          OPTIONS AND WARRANTS EXERCISABLE
                  ---------------------------------------------   --------------------------------
                                      WEIGHTED-       WEIGHTED-                          WEIGHTED-
                      NUMBER           AVERAGE         AVERAGE        NUMBER              AVERAGE
   RANGE OF       OUTSTANDING AT      REMAINING       EXERCISE    EXERCISABLE AT         EXERCISE
EXERCISE PRICES    MAY 31, 2002    CONTRACTUAL LIFE     PRICE      MAY 31, 2002            PRICE
---------------   --------------   ----------------   ---------   --------------         ---------
$0.24 - $ 0.99        330,639            5.3            $ 0.25        330,639              $ 0.25
$1.00 - $ 1.99        390,740            5.9            $ 1.77         65,740              $ 1.83
$2.00 - $ 2.74        811,700            7.3            $ 2.31        538,922              $ 2.31
$2.75 - $ 6.75        565,874            6.0            $ 3.42        523,809              $ 3.46
$8.00 - $24.50         10,750            0.5            $11.70         10,750              $11.70
                   ----------                                      ----------
                    2,109,703                                       1,469,860
                   ==========                                      ==========

The Company has computed the pro forma disclosures required under SFAS No. 123 for all of the options granted to employees and directors using the Black Scholes option pricing model as prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

                                                    YEAR ENDED MAY 31
                                                ------------------------
                                                  2002            2001
                                                --------        --------
     Risk free interest rate                      5.1%            5.4%
     Expected dividend yield                      None            None
     Expected life                              10 years        10 years
     Expected volatility                          188%            61%

Had compensation cost for the Company's stock plan been recorded in accordance with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the following pro forma amounts for the fiscal years ended May 31,

                                                  YEAR ENDED MAY 31
                                           --------------------------------
                                             2002        2001        2000
                                           --------    --------    --------
     Net income (loss):
       As reported                         $(12,801)   $   (584)   $    870
       Pro forma                            (12,947)     (1,130)        555

     Basic and diluted net income
       (loss) per share:
       As reported                            (1.98)      (0.10)       0.15
       Pro forma                              (2.01)      (0.20)       0.10

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

12. INCOME TAXES

The components of the provision for income taxes from continuing operations are as follows (in thousands):

                                                        YEAR ENDED MAY 31
                                                   ---------------------------
                                                    2002       2001      2000
                                                   ------     ------    ------
      Current (credit)                             $   (2)    $   16    $   13
      Deferred                                        806         17       603
                                                   ------     ------    ------
                                                   $  804     $   33    $  616
                                                   ======     ======    ======

The Company's effective income tax rate, as a percent of pretax income from continuing operations, differs from the statutory federal rate as follows:

                                                        YEAR ENDED MAY 31
                                                   ---------------------------
                                                    2002       2001      2000
                                                   ------     ------    ------
     Statutory federal income tax rate                (34)%      (34)%      34%
     State taxes, net of federal benefit               (4)        (6)        6
     Nondeductible goodwill amortization               --         29        11
     Nondeductible environmental civil penalty         --         14
     Change in valuation allowance                     45                  (11)
     Other                                              1          3         1
                                                   ------     ------    ------
     Effective income tax rate                          8%         6%       41%
                                                   ======     ======    ======

The components of deferred income tax assets (liabilities) are as follows (in thousands):

                                                                   MAY 31
                                                             ------------------
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

14. FOREIGN SALES

The Company has export sales to customers located primarily throughout Japan, Australia, the United Kingdom and Canada. Foreign sales were approximately 29%, 23% and 32% of the Company's sales for the fiscal years ended May 31, 2002, 2001 and 2000, respectively. The following table summarizes the Company's sales by major worldwide regions (in thousands):

                                                         YEAR ENDED MAY 31,
                                                    ---------------------------
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

                                                           YEAR ENDED MAY 31,
                                                           ------------------
                                                             2002       2001
                                                           -------    -------
     Beginning of year accumulated benefit obligation      $   549    $   368
     Service costs                                             108         92
     Interest cost                                              45         29
     Actuarial (gain) loss                                     101         60
     Benefit payments                                          (28)        --
                                                           -------    -------
     End of year accumulated benefit obligation            $   775    $   549
                                                           =======    =======

The reconciliation of the funded status of the Union Plan to amounts shown in the consolidated balance sheets follows (in thousands):

                                                          MAY 31,
                                                      ---------------
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
                                                      =====     =====

The reconciliation of the changes in the fair value of assets of the Union follows (in thousands):

                                                     YEAR ENDED MAY 31,
                                                     ------------------
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
                                                      =====     =====


The components of net pension cost were (in thousands):

                                                          YEAR ENDED MAY 31,
                                                      -------------------------
                                                       2002      2001      2000
                                                      -----     -----     -----
     Service cost                                     $ 108     $  92     $  98
     Interest cost                                       45        29        22
     Expected return on assets                          (29)      (17)       (4)
     Net amortization and deferral                        4        (2)       --
                                                      -----     -----     -----
     Net periodic pension cost                        $ 128     $ 102     $ 116
                                                      =====     =====     =====


A summary of the Company's key actuarial assumptions follows:

                                                       2002      2001      2000
                                                      -----     -----     -----
     Discount rate                                     7.16%     7.16%     7.75%
     Expected long-term rate of return on assets       9.00%     9.00%     9.00%

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

                                                      YEAR ENDED MAY 31, 2002
                                          ------------------------------------------------
                                          GOLF CLUB    GOLF CLUB       (A)
                                            SHAFTS       GRIPS     UNALLOCATED     TOTAL
                                          ---------    ---------   -----------   ---------
Net sales                                 $  19,833    $   3,729    $            $  23,562
Operating income (loss)                      (2,337)        (418)      (1,313)      (4,068)
Depreciation                                    625          229                       854
Interest expense                                728           59        1,250        2,037

Total assets for reportable segments      $  11,528    $   8,105                 $  19,633
Elimination of investment in subsidiary                                             (4,465)
                                                                                 ---------
Consolidated total assets                                                        $  15,168
                                                                                 =========

(A) Unallocated for the year ended May 31, 2002 includes costs associated with a corporate restructuring and accretion of discount on subordinated debt which are not allocated to the segments operating results.

                                                      YEAR ENDED MAY 31, 2001
                                          ------------------------------------------------
                                          GOLF CLUB    GOLF CLUB
                                            SHAFTS       GRIPS     UNALLOCATED     TOTAL
                                          ---------    ---------   -----------   ---------
Net sales                                 $  26,070    $   3,927    $            $  29,997
Operating income (loss)                       1,042         (945)                      97
Depreciation and amortization                   564          542                     1,106
Interest expense                                799           89                       888

Total assets for reportable segments      $  14,560    $  16,563                 $  31,123
Assets of discontinued operations                                                       19
Elimination of investment in subsidiary                                             (5,935)
                                                                                 ---------
Consolidated total assets                                                        $  25,207
                                                                                 =========

                                                      YEAR ENDED MAY 31, 2000
                                          ------------------------------------------------
                                          GOLF CLUB    GOLF CLUB
                                            SHAFTS       GRIPS     UNALLOCATED     TOTAL
                                          ---------    ---------   -----------   ---------
Net sales                                 $  25,559    $   4,540    $            $  30,099
Operating income (loss)                      (2,004)         141                    (1,863)
Depreciation and amortization                   384          774                     1,158
Interest expense                                575           69                       644

Total assets for reportable segments      $  13,488    $  17,475                 $  30,963
Assets of discontinued operations                                                       43
Elimination of investment in subsidiary                                             (6,064)
                                                                                 ---------
Consolidated total assets                                                        $  24,942
                                                                                 =========

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

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data (in thousands except per s hare data) follows:

                                                        YEAR ENDED MAY 31, 2002
                                        --------------------------------------------------------
                                          FIRST      SECOND       THIRD      FOURTH       TOTAL
                                        --------    --------    --------    --------    --------
     Net sales                          $  6,665    $  4,475    $  5,606    $  6,816    $ 23,562
     Gross profit                          1,359         663       1,067         (15)      3,074
     Net loss                             (7,295)     (1,791)       (807)     (2,908)    (12,801)

     Per share information:
       Basic and diluted -
         Net loss                          (1.28)      (0.32)      (0.14)      (0.24)      (1.98)

                                                        YEAR ENDED MAY 31, 2001
                                        --------------------------------------------------------
                                          FIRST      SECOND       THIRD      FOURTH       TOTAL
                                        --------    --------    --------    --------    --------
     Net sales                          $  6,978    $  5,492    $  7,715    $  9,812    $ 29,997
     Gross profit                          2,407         640       2,057       2,910       8,014
     Net income (loss)                       105      (1,202)        151         362        (584)

     Per share information:
       Basic and diluted -
         Net income (loss)                  0.02       (0.21)       0.02        0.06       (0.10)

                                                        YEAR ENDED MAY 31, 2000
                                        --------------------------------------------------------
                                          FIRST      SECOND       THIRD      FOURTH       TOTAL
                                        --------    --------    --------    --------    --------
     Net sales                          $  6,559    $  6,443    $  7,041    $ 10,056    $ 30,099
     Gross profit                          2,447       1,824       1,987       3,142       9,400
     Net income                              294          64          35         477         870

     Per share information:
       Basic and diluted -
         Net income                         0.05        0.01        0.01        0.08        0.15

20. REVISION FOR BENEFICIAL CONVERSION FEATURE

The Company has restated its previously issued financial statements to revise its accounting for the Subordinated Note that was converted during the year ended May 31, 2002 (see note 9). In connection therewith, additional interest expense of $1,071,000 was recognized, including $928,000 applicable to the beneficial conversion feature of the Subordinated Note and $143,000 of unamortized discount associated with the detached warrants, in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS and EITF 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. As such, the net loss previously reported for the year ended May 31, 2002 of $(11,730,000) or $(1.82) per share was increased to $(12,801,000) or $(1.98) per share.

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

     John C. Lauchnor, age 39, has served as a director and President, Chief Operating Officer, since September 2001.. From 1996 until 1998, Mr. Lauchnor was Vice President-Operations, of HPM Corporation, an injection molding machinery company, and from 1998 to 2001, was President of PCC Olofsson, a machine tool manufacturing and metal fabrication company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) received by it during its most recent fiscal year, and written representations from the reporting persons that no Forms 5 were required for those persons, the Company believes that during its fiscal year ended May 31, 2002, all filing requirements of the executive officers, directors and greater than 10% stockholders as required by
Section 16(a) of the Securities Exchange Act were complied with in a timely fashion except that (a) in a single joint Form 4 report of Richard P. Johnston and related parties for the month of March 2002 which had been timely filed, two components of a transaction were inadvertently omitted and such report was later amended to report (i) the acquisition of a related warrant and (ii) acquisition of beneficial ownership of shares issuable in connection with a guaranty agreement; and (b) a Form 4 report of Richard P. Johnston and related parties for the month of November 2001 was incorrect and subsequently amended to reflect that 1,000 shares shown as having been purchased by the Johnston Charitable Remainder Unitrust #3 ("CRT#3") were not purchased and 300 shares that had been purchased were not reported, resulting in an overstatement of 700 shares owned by CRT#3.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the annual and long term compensation of the chief executive officer and the four most highly paid executive ("Named Executives"), for the three fiscal years ended May 31, 2002:

                                                                                                    Long Term
                                                                                                   Compensation
                                                           Annual Compensation                        Awards
                                          ---------------------------------------------------    ----------------
                                                                                                    Securities
                                                                                                    Under-lying
                                                                                 Other Annual    Options/Warrants
Name and Principal Position               Year        Salary           Bonus     Compensation        (shares)
---------------------------               ----       ---------       ---------   ------------        --------
Richard P. Johnston, Chairman of the      2000       $  10,000              --          --             5,000
Board, Chief Executive Officer (a)        2001       $  10,000              --          --                --
                                          2002       $  10,000              --          --            20,000

John C. Lauchnor, President and           2002 (b)   $ 128,077       $  30,000   $  19,097 (c)       250,000
Chief Operating Officer

Ronald L. Chalmers, Executive Vice        2000       $  95,000       $  73,625   $  15,435 (d)        35,000
President                                 2001       $ 101,354              --   $  14,905 (d)            --
                                          2002       $ 102,000              --   $  16,904 (d)            --

James Davidson, Executive Vice            2002 (e)   $  78,269              --   $  25,000 (c)        75,000
President

Frank W. Mertes, Vice President -         2002 (f)   $  45,692              --          --            75,000
Finance and Chief Financial Officer

Thomas A. Schneider, President and        2000       $ 146,462       $  82,500          --           120,000
Chief Operating Officer                   2001       $ 165,077              --          --           100,000
                                          2002 (g)   $ 170,000 (h)          --          --            20,000

Anthony J. Montgomery, Executive Vice     2000       $ 135,577       $  77,000          --           100,000
President                                 2001       $ 158,154              --          --            80,000
                                          2002 (i)   $ 213,493 (j)          --          --            15,000

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

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to options to purchase securities from the Company granted to the named executives during fiscal year 2002 (excludes warrants issued in financings described in Item 13):

                                  Number of       % of Total
                                  Securities       Options
                                  Underlying      Granted to
                                    Options      Employees in    Exercise Price                          Grant Date
       Name                       Granted (#)     Fiscal Year      ($/Share)       Expiration Date    Present Value (c)
       ----                       -----------     -----------      ---------       ---------------    -----------------
Richard P. Johnston                 20,000(a)         3.3%           $2.25             7/24/11              $2.24
                                     5,000(a)         0.8%           $2.40             9/25/11              $2.39

John C. Lauchnor                   250,000(b)        40.7%           $1.90             9/24/11              $1.89

Ronald L. Chalmers                     -0-             --               --                  --

James Davidson                      75,000(b)        12.2%           $2.50             9/10/11              $2.49

Frank Mertes                        75,000(b)        12.2%           $1.26              1/2/12              $1.26

Thomas A. Schneider                 20,000            3.3%           $2.25             7/24/11              $2.24

Anthony J. Montgomery               15,000            2.4%           $2.25             7/24/11              $2.24

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

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table sets forth certain information concerning the number and value of unexercised Options held by the Named Executives at the end of the fiscal year ended May 31, 2002:

                                                                     Value of Unexercised
                                 Number of Securities Underlying    In-the-Money Options at
                                  Unexercised Options at Fiscal         Fiscal Year-End:
                                           Year-End:                     Exercisable*/
             Name                  Exercisable*/Unexercisable            Unexercisable
     ---------------------       -------------------------------    -----------------------
     Richard P. Johnston                 26,302/28,750                      $0/$0

     John C. Lauchnor                      0/250,000                        $0/$0

     Ronald L. Chalmers                   45,453/5,100                      $0/$0

     James Davidson                         0/75,000                        $0/$0

     Frank Mertes                           0/75,000                        $0/$0

     Thomas A. Schneider                   310,228/0                        $0/$0

     Anthony J. Montgomery                 200,000/0                        $0/$0

----------
*    at May 31, 2002 and within 60 days thereafter.

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

EMPLOYMENT AGREEMENTS

     On September 1, 2001, the Company entered into an Executive Employment Agreement with John C. Lauchnor whereby the Company would employ Mr. Lauchnor effective September 24, 2001 as President and Chief Operating Officer of the Company. Among other things, the Executive Employment Agreement provided for a term of three years, subject to termination in certain events. As payment for the services to be rendered by Mr. Lauchnor, Mr. Lauchnor is to receive a Base Salary initially at $185,000 annually together with a bonus that would equal up to 50% of his Base Salary if key objectives are accomplished. The Agreement provided that Mr. Lauchnor would participate in all employee benefit plans maintained by the Company, insurance programs, paid vacations and similar plans or programs. In lieu of other life insurance benefits, the Company was to use reasonable efforts in good faith to secure a $500,000 term life insurance policy on the life of Mr. Lauchnor which would be owned by the Company, with Mr. Lauchnor selecting the beneficiary of such policy. Mr. Lauchnor received a signing bonus in the amount of $30,000, $15,000 of which was paid November 15, 2001 and $15,000 of which was paid December 15, 2001. Mr. Lauchnor was also to receive reimbursement for normal moving expenses, closing costs and realtor fees on both the sale and purchase of his old and new homes upon presentation of appropriate documentation, together with taxes that may be due by Mr. Lauchnor as a result of the receipt of such reimbursement, and reimbursement for the initiation fee for one country club up to $25,000, which reimbursement has not been paid.

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

                                                                               (c) Number of  Securities
                       (a) Number of  Securities                               Remaining  Available  for
                       to   be    Issued    Upon   (b)   Weighted    Average   Future   Issuance   Under
                       exercise  of  Outstanding   Exercise     Price     of   Equity Compensation Plans   (d)  Total of  Securities
                       Options,   Warrants   and   Outstanding      Options,   (Excluding     Securities   Reflected  in Columns (a)
                       Rights                      Warrants and Rights         Reflected in Column (a)     and (c)
                       -------------------------   -------------------------   -------------------------   -------------------------
Equity Compensation
Plans Approved by
Stockholders                   1,850,511                  $2.51                           None                     1,850,511

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

                                                       NUMBER OF       PERCENT
     BENEFICIAL OWNER                                  SHARES (A)      OF CLASS
     ----------------                                  ----------      --------
     Ronald L. Chalmers (c)                             170,714          1.3%
     Anthony J. Montgomery (d)                          236,265          1.9%)
     Frank Mertes (e)                                        -0-          --
     James Davidson (f)                                  18,750 (f)       --
     Thomas A. Schneider (g                             310,228 (g)      2.4%
     John C. Lauchnor (h)                               359,781 (h)      2.8%
     Kenneth J. Warren (i)                            1,430,617 (i)     11.2%
     David E. Johnston (j)                              234,875 (j)      1.8%
     Richard P. Johnston (k)                          9,236,656 (k)     66.0%
     Charles S. Mechem, Jr. (l)                         288,262 (l)      2.3%
     Christopher A. Johnston (m)                      2,356,235 (m)     18.4%
     Raymond J. Minella (n)                             526,828          4.1%
     Johnston Family Charitable Remainder
      Unitrust # 3 (o)                                1,384,135 (o)     10.9%
     Johnston Family Living Trust (p)                 1,786,916 (p)     13.0%
     Johnston Family Charitable Foundation (q)        5,413,972 (q)     42.1%
     All directors and officers as a group
       (9 persons)                                   12,108,375 (r)     87.0%

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

(i) Mr. Warren's address is 5134 Blazer Parkway, Dublin, OH 43017. This amount includes (a)(i)12,000 shares currently exercisable pursuant to a warrant dated February 28, 2002 (the "KJW Warrant") held by DWR, Custodian for Kenneth Warren, Attorney at Law, fbo Kenneth J. Warren, VIP Plus Profit Sharing Plan (the "Profit Sharing Plan"); (ii) 207,862 shares held by the Profit Sharing Plan; (iii) 20,323 shares issuable upon the exercise of options which are exercisable within 60 days (the "KJW Options"); (iv) 622,687 shares held by RIFL Holdings, LLC ("RIFL LLC") in which KJW is a 50.1% member, (v) 6,000 shares owned by CRT#3 (see note (o)) subject to the currently exercisable portion of an option dated July 24, 2001 granted by CRT#3 to purchase such shares from CRT#3 (the "KJW-CRT#3 Option") which are currently exercisable;(vi) 121,750 shares subject to a one-year option (renewable for four successive years) granted to Christopher A. Johnston on February 28, 2002 to purchase such shares from Mr. Warren, which option is currently exercisable and (vii) 344,472 shares which have been pledged to RPJ/JAJ Partners, Ltd. under a pledge agreement pursuant to which the pledgee will only acquire voting power or dispositive power over the shares upon the occurrence of certain contingencies which has not yet occurred and, (b) pursuant to the proviso to Rule 13d-3(d)(1)(i), the following which are not exercisable within the next 60 days: (i) 24,000 shares subject to the KJW-CRT#3 Option ; (ii) 20,000 shares subject to the non-exercisable portion of the KJW Options and (iii) 41,753 shares owned by Sherry Rothfield and 131,513 shares owned by David Lyon which are subject to a right of first refusal in favor of Mr. Warren and Christopher A. Johnston pursuant to the terms of a Stockholders Agreement dated as of May 29, 1996 among Christopher A. Johnston, Mr. Warren, Mrs. Rothfield and Mr. Lyon (the "Right of First Refusal"). Does not include any shares held by the Foundation of which Mr. Warren is a trustee but as to which he shares no voting or dispositive power. Mr. Warren disclaims beneficial ownership of any shares owned by the Foundation, any shares owned by RIFL LLC in excess of his 50.1% interest therein and any shares owned by Mrs. Rothfield or Mr. Lyon.

(j) David Johnston's address is 1935 West Muirhead Loop, Suite 128, Tucson, AZ 85737. Pursuant to Rule 13d-3(d)(1)(i), this amount includes 36,106 shares issuable upon the exercise of options which are exercisable within 60 days. Does not include any shares held by the Foundation of which Mr. Johnston is President but as to which he shares no voting or dispositive power. Mr. Johnston disclaims beneficial ownership of any shares owned by the Foundation.

(k) Richard Johnston's address is 4350 Greens Place, Wilson, WY 83014. This amount includes (a) (i) 1,384,135 shares owned by Richard P. Johnston and Jayne A. Johnston, as Trustees of the Johnston Family Charitable Remainder Unitrust #3 ("CRT#3"), over which shares Mr. Johnston and his wife share voting and dispositive power; (ii) 775,935 shares owned by Richard P. Johnston and Jayne A. Johnston, as Trustees of the Johnston Family Living Trust u/a dated April 11, 1994 (the "Trust"), over which shares Mr. Johnston and his wife share voting and dispositive power; (iii) 5,261,780 shares held by the Johnson Family Charitable Foundation (the "Foundation") of which Mr. Johnston serves as a Trustee; (iv) 26,302 shares issuable upon the exercise of employee stock options (the "Employee Stock Options") which are exercisable within 60 days; (v) 152,192 shares issuable upon exercise of a warrant dated October 26, 2001 held by the Foundation (the "JF Warrant"); (vi) 36,000 shares issuable upon exercise of a warrant dated April 10, 2002 (the "Trust Warrant 1"); and (vii) 145,200 shares covered by a warrant dated April 10, 2002 held by the Trust ( see "Item 13. Certain Relationships and Related Transactions)" and (b) pursuant to the proviso to Rule 13d-3(d)(1)(i), the following which are not exercisable within the next 60 days: (i) 200,000 shares held by Christopher A. Johnston ("CAJ") which CRT#3 may be required to purchase from CAJ pursuant to a Put Agreement dated August 31, 2001 (the "Put Agreement"), (ii) 28,750 shares subject to the RPJ Stock Options, (iii) up to 820,000 shares which may be issued to the Trust pursuant to the terms of the Amended Guaranty Agreement upon enforcement of guaranties issued by the Trust and conversion of the underlying guaranteed debt of $205,000, (iv) 343,812 shares owned by Kenneth J. Warren ("KJW") of which 334,031 shares are pledged to RPJ/JAJ Partners, Ltd., of which Mr. Johnston is a partner, and 9,781 shares are pledged to the Trust, to secure certain notes issued by KJW, and (v) 62,550 shares subject to employee stock options held by Danny Edwards which, if exercised by Mr. Edwards, could be acquired by Mr. Johnston or his nominee pursuant to the terms of a Stock Option Purchase Agreement dated February 28, 2001. Mr. Johnston disclaims beneficial ownership of all shares of the Company except (a) the Employee Stock Options; (b) any shares held by the Trust; and (c) any shares held by CRT#3 in excess of 13.6% of the aggregate shares owned by CRT#3.

(l) Mr. Mechem's address is 2803 Teton Pines Drive, Wilson, WY 83014. This amount includes (a)(i) 10,000 shares issuable upon the exercise of options currently exercisable; (ii) 12,000 shares issuable upon exercise of a warrant dated February 28, 2002; and (iii) 6,000 shares issuable upon the exercisable portion of an option from the CRT#3 dated July 24, 2001 (the "CSM-CRT Options") (see note (o)) which are exercisable within 60 days and
     (b) pursuant to the proviso to Rule 13d-3 (d)(1)(i), the following which are not exercisable within the next 60 days: (i) 15,000 shares subject to the CSM Options and (ii) 24,000 shares subject to the CSM-CRT#3 Option. See also "Item 13. Certain Relationships and Related Transactions."

(m) Christopher Johnston's address is 3490 Clubhouse Drive, Suite 102, Jackson Hole, WY 83001. This amount includes (a)(i) 36,000 shares issuable upon exercise of a warrant dated March 8, 2002; (ii) 121,750 shares held by Kenneth J. Warren subject to an option dated February 28, 2002 granted by Mr. Warren to Mr. Johnston to purchase such shares from Mr. Warren which is currently exercisable; and (iii) 622,687 shares held by RIFL LLC in which Mr. Johnston is a 49.9% member, and (b) pursuant to the proviso to Rule 13d-3 (d)(1)(i), the following which are not exercisable within the next 60 days: (i) 20,000 shares subject to employee stock options held by Mr. Johnston (the "CAJ Options"), (ii) 121,510 shares sold on February 25, 2002 by him for a promissory note secured by a pledge agreement on such shares. This amount does not include 403,478 shares owned by Mr. Warren and others subject to a stockholders agreement which grants Mr. Johnston a right of first refusal and a call right, which rights are not currently exercisable, and (iii) 41,753 shares owned by Mrs. Rothfield, 10,003 shares owned by Mr. Lyon and 344,479 shares owned by Mr. Warren which are subject to the Right of First Refusal (which includes the 121,750 shares subject to the CAJ-KJW Option in clause (a)(ii)). See also "Item 13. Certain Relationships and Related Transactions.. See "Item 13. Certain Relationships and Related Transactions." Mr. Johnston disclaims beneficial ownership of any shares owned by RIFL LLC in excess of his 49.9% interest therein and any shares owned by Mrs. Rothfield, Mr. Lyon or Mr. Warren.

(n) Mr. Minella's address is c/o Jefferies, Inc., 520 Madison Avenue, 12th floor, New York, NY 10022. Pursuant to Rule 13d-3(d)(1)(i), this amount includes (i) 9,600 shares subject to options which are exercisable within 60 days and (ii) 9,781 shares owned by Berenson Minella & Company, LLC of which Mr. Minella was a member.

(o) The address of the Johnston Family Charitable Remainder Unitrust #3 is 4350 Greens Place, Wilson, WY 83014. (See note (j).) This amount includes (i) 60,000 shares subject to options granted to Messrs. Warren and Mechem, 12,000 shares of which are exercisable within 60 days (see notes (i) and
     (l); and (ii) pursuant to the proviso to Rule 13d-3(d)(1)(i), 200,000 shares which CRT#3 may be required to purchase from CAJ pursuant to the Put Agreement (see note (k).

(p) The address of the Johnston Family Living Trust is 4350 Greens Place, Wilson, WY 83014. This amount includes (i) 145,200 shares issuable upon exercise of the Amended Trust Warrant 2, (ii) 36,000 shares issuable upon Trust Warrant 1, (iii) pursuant to the proviso to Rule 13d-3 (d)(1)(i), up to 820,000 shares which may be issued to the Trust pursuant to the terms of the Amended Guaranty Agreement and (iv) 9,781 shares owned by Kenneth J. Warren and pledged to the Trust (see note (k)).

(q) The address of the Johnston Family Charitable Foundation is 4350 Greens Place, Wilson, WY 83014. Pursuant to the proviso to Rule 13d-3 (d)(1)(i), this amount includes 152,192 shares issuable upon exercise of the JF Warrant (see (note (k)).

(r) This amount includes 1,255,252 shares issuable upon the exercise of options, warrants and other conversion rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company paid legal fees of $209,704 to Kenneth J. Warren, a director, Secretary and general counsel, during the fiscal year ended May 31, 2002.

     On October 26, 2001, the Johnston Family Charitable Foundation ("Foundation") lent to the Company $1,250,000 in exchange for a subordinated note ("Subordinated Note") convertible into common stock at $0.25 per share and a warrant for 300,000 shares exercisable at $0.25 per share, as reported in the Company's proxy statement for the Special Meeting of Stockholders which occurred on January 28, 2002. Richard P. Johnston, Chairman of the Board and chief executive officer, beneficial owner of 69.5% of the Company's stock and director; his spouse, Jayne A. Johnston; and Kenneth J. Warren, Secretary of the Company and director and beneficial owners of a 9.8% of the Company's stock, are Trustees of the Foundation. David E. Johnston, director of the Company, and son of Richard P. Johnston and Jayne A. Johnston, is President of the Foundation.

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

     In a privately negotiated transaction, the Company entered into a Conversion Agreement dated March 11, 2002 with the Foundation pursuant to which the Foundation converted its principal debt of $1,250,000 represented by the Subordinated Note into equity upon request of the Company's institutional lender. The conversion was deemed to have occurred on March 11, 2002. In connection therewith, additional interest expense of $1,071,000 was recognized, including $928,000 applicable to the beneficial conversion feature of the Subordinate Note and $143,000 of unamortized debt discount associated with the detached warrants. The conversion also covered shares issuable on conversion in respect of interest accruing through March 31, 2002. The shares issuable under the terms of the Conversion Agreement are included in the shares reported as beneficially owned by Richard P. Johnston. The Foundation and the Company have entered into a Designation Agreement described under "Item 10" above.

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

     Commencing in January 2003, the Company proposes to begin paying to RA a management fee of $240,000 per year for services rendered and to be rendered to the Company. In turn, substantially all of such fee is expected to be paid by RA to Richard P. Johnston and Christopher A. Johnston as salary for performing the services RA is to perform for the Company. Richard P. Johnston is an executive officer, director and beneficial owner of 69.59% of the Company's common stock and is an officer, director and beneficial owner of approximately 61.2% of the common stock of RA. Christopher A. Johnston is a director and beneficial owner of 16.3% of the Company's common stock and is an officer, director and beneficial owner of approximately 14.2 % of the common stock of RA..

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements.

          Report of Ernst & Young LLP Independent Auditors....................14
          Report of Independent Public Accountants............................15
          Consolidated Balance Sheets.........................................16
          Consolidated Statements of Operations...............................17
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income (Loss).......................................18
          Consolidated Statements of Cash Flows...............................19
          Notes to Consolidated Financial Statements..........................20

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

     (d)  Financial Statement Schedule.

          Schedule II - Valuation and Qualifying Accounts and Reserves.......S-1

                                   SIGNATURES

                            [INTENTIONALLY OMITTED]

        [SEE SIGNATURES TO AMENDMENT NO. 2 TO FORM 10-K SET FORTH BELOW]

                     ROYAL PRECISION, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                       CHARGED TO
                                                       BALANCE AT       (DEDUCTED                                     BALANCE AT
                                                      BEGINNING OF     FROM) COSTS      OTHER          OTHER            END OF
                                                         PERIOD       AND EXPENSES    ADDITIONS      DEDUCTIONS         PERIOD
                                                      ------------    ------------    ---------      ----------       ----------
Allowance for doubtful accounts:
     Year ended May 31, 2000                            $   433         $    40        $    --        $  (199)         $   274
     Year ended May 31, 2001                                274              14             --           (101)             187
     Year ended May 31, 2002                                187              24                           (17)             194

Deferred tax asset valuation allowance:
     Year ended May 31, 2000                            $ 2,649         $  (162)       $    --        $  (742) (a)     $ 1,745
     Year ended May 31, 2001                              1,745              --             --             --            1,745
     Year ended May 31, 2002                              1,745           4,797             --             --            6,542

Allowance for slow-moving and obsolete inventories:
     Year ended May 31, 2002                            $    70         $ 1,435        $    --        $(1,355)         $   150
     Year ended May 31, 2001                            $    --         $   477        $    --        $  (407)         $    70

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

     10.45     Agreement to  Terminate  Employment  with  Anthony J.  Montgomery             *
               dated as of  November  8,  2001  (incorporated  by  reference  to
               Exhibit 10.6 of the November 2001 10-Q.**

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

     (16)      Letter re Change of Certifying Accountant

     16.1      Letter  of  Arthur   Andersen   regarding  its   concurrence   or             *
               disagreement  with the statements  made by registrant  concerning the  resignation  or  dismissal  as  the  registrant's  principal accountant  (incorporated  by  reference  to Exhibit  99.1 to the registrant's  Form 8-K dated  January 25, 2002 and filed with the
               Commission  on  February  1,  2002  and to  Exhibit  99.2  to the
               registrant's  Form  8-K/A  dated  April 24,  2002  filed with the
               Commission on April 24, 2002).

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

----------
*    Incorporated by reference.

** Certain portions of this compensatory plan for executive officers and directors publicly filed have been omitted based upon a request for confidential treatment filed with the Commission. The confidential portion has been omitted and filed separately with the Commission.

The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) per page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3, 2002                 ROYAL PRECISION, INC.
                                        (the "Registrant")

                                        By /s/ John C. Lauchnor
                                           -------------------------------------
                                           John C. Lauchnor, President and Chief
                                           Executive Officer (Principal
                                           Executive Officer)

                                        By /s/ Frank Mertes
                                           -------------------------------------
                                           Frank Mertes, Vice President-Finance
                                           Principal Financial Officer and
                                           Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of December, 2002.

           NAME                                 TITLE (CAPACITY)
           ----                                 ----------------

/s/ John C. Lauchnor                 President and Chief Executive Officer
-----------------------------        (Principal Executive Officer)
John C. Lauchnor

/s/ Frank W. Mertes *                Vice President-Finance, Chief Financial
-----------------------------        Officer (Principal Financial Officer and
Frank W. Mertes                      Principal Accounting Officer)

/s/ Richard P. Johnston *            Director
-----------------------------
Richard P. Johnston

/s/ David E. Johnston *              Director
-----------------------------
David E. Johnston

/s/ Charles S. Mechem, Jr. *         Director
-----------------------------
Charles S. Mechem, Jr.

/s/ Christopher A. Johnston *        Director
-----------------------------
Christopher A. Johnston

/s/ Kenneth J. Warren *              Director
-----------------------------
Kenneth J. Warren

* John C. Lauchnor, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.

By:  /s/ John C. Lauchnor
     -------------------------------------
     John C. Lauchnor, Attorney in Fact

                                 CERTIFICATIONS

I, John C. Lauchnor, certify that:

1. I have reviewed this annual report on Form 10-K of Royal Precision, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: December 3, 2002                  /s/ John C. Lauchnor
                                        ----------------------------------------
                                        John C. Lauchnor, President,
                                        Chief Executive Officer

I, Frank Mertes, certify that:

1. I have reviewed this annual report on Form 10-K of Royal Precision, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: December 3, 2002                  /s/ Frank Mertes
                                        ----------------------------------------
                                        Frank Mertes, Vice President-Finance,
                                        Principal Financial Officer and
                                        Principal Accounting Officer