Form 10-Q/A
period 2002-08-31
ROYAL PRECISION INC
filed 2002-12-06
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/A-1

                     AMENDMENT NO. 1 TO REPORT ON FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: August 31, 2002

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


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [ ]

     The number of shares of Common Stock outstanding on [August 16,] 2002 was 12,718,877.

                               AMENDMENTS TO 10-Q

     This Amendment No. 1 to Form 10-Q ("Amendment No. 1") is being filed for the purpose of making certain corrections and adjustments to Item 1, Financial Statements, in the Quarterly Report on Form 10-Q for fiscal quarter ended August 31, 2002, originally filed with the Securities and Exchange Commission on October 11, 2002, as follows:

     1. The Balance Sheet is amended by changing the August 31, 2002 and May 31, 2002 amounts shown for "Additional paid in capital" from $16,330 to $17,401 and $15,491 to $16,562, respectively, and the "Accumulated deficit" from $12,526 to $(13,597) and $(11,848) to $(12,919), respectively (dollars in thousands).

     2. Note 9 to the Consolidated Financial Statements has been amended to read in its entirety as follows:

"9.  SUBORDINATED DEBT

During the fiscal year ended May 31, 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note (the "Subordinated Note") for $1,250,000 and a warrant to purchase up to 300,000 shares of common stock at $0.25 per share. An estimated fair value of $322,000 was assigned to the warrant which is exercisable over a ten year period. Additionally, in the event of default by the Company on the Subordinated Note, the Johnston Foundation had an option to convert the Subordinated Note into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that was not repaid in full. Subsequently, during the remainder of the fiscal year ended May 31, 2002, the Johnston Foundation exercised warrants to purchase 147,808 shares of common stock for $37,000. In February 2002, the Company was not in compliance with certain financial bank loan covenants that resulted in the Company defaulting on the Subordinated Note. As a result of this default and in connection with the April 10, 2002 amendment to its bank credit facilities the bank required that as a condition to the execution by the bank of the amendments, the Johnston Foundation convert its $1,250,000 Subordinated Note and the outstanding interest accrued through March 31, 2002 into RP common stock. On April 10, 2002 the Johnston Foundation converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of RP common stock. In connection therewith, additional interest expense of $1,071,000 was recognized, including $928,000 applicable to the contingent beneficial conversion feature of the Subordinated Note and $143,000 of unamortized discount associated with the detached warrants in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS and EITF 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS.

Also, during the fiscal year ended May 31, 2002 the Company completed a private placement of subordinated promissory notes (the Additional Subordinated Notes) in the amount of $425,000 with certain members of the Board of Directors of the Company or such individuals' affiliated entities. These notes bore interest at 13% and were due in full on October 26, 2002 and were subordinate to both the FMP and RG bank credit facilities. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of RP common stock at a price of $0.25 per share. The warrants may be exercised for a ten-year period. Additionally, the holders of the Additional Subordinated Notes have an option to convert these notes into RP common stock at an exchange ratio of $0.25 per share. Using the Black Scholes option-pricing model warrants granted to the holders of the Additional Subordinated Notes were deemed to have no value. On February 28, 2002, the commitment date of the Additional Subordinated Notes the Company's common Stock had a fair value of $0.20 per share, as such, the conversion feature was also deemed to have no value.

In connection with the August 16, 2002 refinancing, the Additional Subordinated Notes and accrued interest of $16,070 were converted into 1,764,280 shares of common stock. Accordingly, the Additional Subordinated Notes have been classified as long-term debt as of May 31, 2002."

                         AMENDED AND RESTATED FORM 10-Q:

     The following sets forth the amended and restated Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, giving effect to all of the changes contained in this Amendment No. 1 to the Form 10-Q:

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/A-1

                     AMENDMENT NO. 1 TO REPORT ON FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: August 31, 2002

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
(Address of Principal Executive Offices)                         (Zip Code)


                                 (860) 489-9254
              (Registrant's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [ ]

     The number of shares of Common Stock outstanding on [August 16,] 2002 was 12,718,877.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                         AUGUST 31,    MAY 31,
                                                           2002         2002
                                                         ---------    ---------
ASSETS                                                  (unaudited)  (unaudited)
Current assets
  Cash                                                   $     106    $       6
  Accounts receivable, net of allowance for doubtful
    accounts of $199 and $194 at August 31, 2002
    and May 31, 2002, respectively                           2,609        3,518
  Inventories                                                3,616        4,363
  Other current assets                                         709          387
                                                         ---------    ---------
Total current assets                                         7,040        8,274

Property, plant and equipment, net                           5,384        5,543
Goodwill, net                                                1,250        1,250
Other assets                                                    88          101
                                                         ---------    ---------

Total assets                                             $  13,762    $  15,168
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $   1,907    $   2,197
  Accrued salaries and benefits                                379          520
  Accrued pension liability                                    391          364
  Accrued restructuring costs                                  240          376
  Accrued environmental costs                                  179          212
  Other accrued expenses                                       408          422
  Current portion of long-term debt                          4,851        1,272
                                                         ---------    ---------
Total current liabilities                                    8,355        5,363

Long-term debt, less the current portion                     1,672        5,808
Subordinated debt                                               --          425
                                                         ---------    ---------

Total liabilities                                           10,027       11,596

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 1,000,000 shares
    authorized; no shares issued                                --           --
  Common stock, $0.001 par value; 15,000,000 shares
    authorized (increased from 10,000,000 on September
    25, 2001); 12,718,877 and 10,954,597 shares issued
    and outstanding at August 31, 2002 and May 31, 2002,
    respectively                                                13           11
  Additional paid-in capital                                17,401       16,562
  Accumulated deficit                                      (13,597)     (12,919)
  Accumulated other comprehensive loss                         (82)         (82)
                                                         ---------    ---------

Total stockholders' equity                                   3,735        3,572
                                                         ---------    ---------

Total liabilities and stockholders' equity               $  13,762    $  15,168
                                                         =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED
                                                                    ----------------------
                                                                    AUGUST 31,   AUGUST 31,
                                                                      2002         2001
                                                                    ---------    ---------
                                                                   (unaudited)  (unaudited)
Net Sales
  Golf club shafts                                                  $   3,379    $   5,858
  Golf club grips                                                       1,165          807
                                                                    ---------    ---------
                                                                        4,544        6,665
                                                                    ---------    ---------
Cost of sales
  Golf club shafts                                                      3,251        4,622
  Golf club grips                                                         822          684
                                                                    ---------    ---------
                                                                        4,073        5,306
                                                                    ---------    ---------

  Gross profit                                                            471        1,359

Selling, general and administrative expenses                              945        1,785
                                                                    ---------    ---------

  Operating loss                                                         (474)        (426)
                                                                    ---------    ---------

Other (income) expense
  Interest expense                                                        166          170
  Other (income) expense                                                   38          (44)
                                                                    ---------    ---------
                                                                          204          126

  Loss before provision for income taxes                                 (678)        (552)

Provision for income taxes                                                 --          806
                                                                    ---------    ---------
  Loss before cumulative effect of change in accounting principle        (678)      (1,358)

Cumulative effect of change in accounting principle                        --        5,937
                                                                    ---------    ---------
  Net loss                                                          $    (678)   $  (7,295)
                                                                    =========    =========

Basic and diluted loss per share
  Loss before cumulative effect of change in accounting principle   $   (0.06)   $   (0.24)

  Cumulative effect of change in accounting principle                      --        (1.04)
                                                                    ---------    ---------
  Net loss                                                          $   (0.06)   $   (1.28)
                                                                    =========    =========

Common shares used to compute per share information
  Basic                                                                11,376        5,682
                                                                    =========    =========
  Diluted                                                              11,376        5,682
                                                                    =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     THREE MONTHS ENDED
                                                                   ----------------------
                                                                   AUGUST 31,   AUGUST 31,
                                                                     2002         2001
                                                                   ---------    ---------
                                                                  (unaudited)  (unaudited)
OPERATING ACTIVITIES
  Net loss                                                         $    (678)   $  (7,295)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation                                                           202          213
  Increase in valuation allowance for deferred income tax assets          --          806
  Impairment of goodwill                                                  --        5,937
  Deferred debt cost                                                      17           --
  Loss on impairment or sale of machinery and equipment                    6           13
  Change in operating assets and liabilities:
    Accounts receivable, net                                             909        3,086
    Inventories                                                          747          109
    Other assets                                                          74           82
    Accounts payable and accrued expenses                               (571)         (31)
                                                                   ---------    ---------

Net cash provided by operating activities                                706        2,920
                                                                   ---------    ---------

INVESTING ACTIVITIES
  Purchases of machinery and equipment                                   (49)        (188)

  Proceeds from sale of machinery and equipment                           --           13
                                                                   ---------    ---------

Net cash used by investing activities                                    (49)        (175)
                                                                   ---------    ---------

FINANCING ACTIVITIES
  Repayments under lines-of-credit, net                                 (396)      (2,480)

  Repayments of long-term debt                                          (161)        (238)
                                                                   ---------    ---------

Net cash used by financing activities                                   (557)      (2,718)
                                                                   ---------    ---------

Change in cash                                                           100           27

Cash at beginning of period                                                6           33
                                                                   ---------    ---------

Cash at end of period                                              $     106    $      60
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                         $     170    $     167
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

Loss per share for the three-month periods ended August 31, 2002 and 2001 did not reflect outstanding options and warrants because their effect was anti-dilutive. The number of shares used in computing income (loss) per share for the three-month periods ended August 31, 2002 and 2001 were as follows (in thousands):

                                                   THREE MONTHS ENDED AUGUST 31,
                                                   -----------------------------
                                                       2002             2001
                                                     --------         --------
Basic:
  Average common shares outstanding                    11,376            5,682

Diluted:
  Dilutive effect of stock options and warrants            --               --
                                                     --------         --------

  Average common shares outstanding                    11,376            5,682
                                                     --------         --------


Average common shares outstanding                      11,376            5,682
                                                     ========         ========

6.   INVENTORIES

Inventories, net of valuation allowances, consisted of the following (in thousands):

                                             AUGUST 31, 2002   MAY 31, 2002
                                             ---------------   ------------
     Raw materials                               $    327        $    315
     Work-in-process                                1,265           1,304
     Finished goods                                 2,024           2,744
                                                 --------        --------
                                                 $  3,616        $  4,363
                                                 ========        ========

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                             AUGUST 31, 2002   MAY 31, 2002
                                             ---------------   ------------
     Land                                        $    123        $    123
     Furniture, fixtures and office equipment         599             599
     Buildings and improvements                       912             912
     Machinery and equipment                        5,624           5,624
     Equipment held for sale                          111             117
     Construction in progress                         675             626
                                                 --------        --------
                                                    8,044           8,001
     Less - Accumulated depreciation               (2,660)         (2,458)
                                                 --------        --------

                                                 $  5,384        $  5,543
                                                 ========        ========

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

Long-term debt consists of the following (in thousands):

                                             AUGUST 31, 2002   MAY 31, 2002
                                             ---------------   ------------
     Lines-of-credit                             $  4,209        $  4,605
     Term loans                                     2,314           2,475
                                                 --------        --------
                                                    6,523           7,080

     Current portion                                4,851           1,272
                                                 --------        --------

     Total long-term debt                        $  1,672        $  5,808
                                                 ========        ========

Scheduled annual maturities of debt for the years ending August 31, 2003, 2004 and 2005 are $4,851,000, $642,000 and $1,030,000, respectively.

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

In connection with the Agreement certain stockholders were required to provide letters of credit by the lender. The fair value for providing these letters of credit has been recorded as a contribution to capital with a corresponding charge to deferred debt costs. The deferred debt costs are being amortized over the term of the related debt.

9.   SUBORDINATED DEBT

During the fiscal year ended May 31, 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note (the "Subordinated Note") for $1,250,000 and a warrant to purchase up to 300,000 shares of common stock at $0.25 per share. An estimated fair value of $322,000 was assigned to the warrant which is exercisable over a ten year period. Additionally, in the event of default by the Company on the Subordinated Note, the Johnston Foundation had an option to convert the Subordinated Note into RP common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that was not repaid in full. Subsequently, during the remainder of the fiscal year ended May 31, 2002, the Johnston Foundation exercised warrants to purchase 147,808 shares of common stock for $37,000. In February 2002, the Company was not in compliance with certain financial bank loan covenants that resulted in the Company defaulting on the Subordinated Note. As a result of this default and in connection with the April 10, 2002 amendment to its bank credit facilities the bank required that as a condition to the execution by the bank of the amendments, the Johnston Foundation convert its $1,250,000 Subordinated Note and the outstanding interest accrued through March 31, 2002 into RP common stock. On April 10, 2002 the Johnston Foundation converted the $1,250,000 Subordinated Note and accrued interest of $28,493 into 5,113,972 shares of RP common stock. In connection therewith, additional interest expense of $1,071,000 was recognized, including $928,000 applicable to the contingent beneficial conversion feature of the Subordinated Note and $143,000 of unamortized discount associated with the detached warrants in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS and EITF 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS.

Also, during the fiscal year ended May 31, 2002 the Company completed a private placement of subordinated promissory notes (the Additional Subordinated Notes) in the amount of $425,000 with certain members of the Board of Directors of the Company or such individuals' affiliated entities. These notes bore interest at 13% and were due in full on October 26, 2002 and were subordinate to both the FMP and RG bank credit facilities. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of RP common stock at a price of $0.25 per share. The warrants may be exercised for a ten-year period. Additionally, the holders of the Additional Subordinated Notes have an option to convert these notes into RP common stock at an exchange ratio of $0.25 per share. Using the Black Scholes option-pricing model warrants granted to the holders of the Additional Subordinated Notes were deemed to have no value. On February 28, 2002, the commitment date of the Additional Subordinated Notes the Company's common Stock had a fair value of $0.20 per share, as such, the conversion feature was also deemed to have no value.

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

The amounts in this illustration are the amounts in reports used by the chief operating officer (in thousands):

                                                       THREE MONTHS ENDED
                                                        AUGUST 31, 2002
                                               --------------------------------
                                               GOLF CLUB   GOLF CLUB
                                                SHAFTS      GRIPS       TOTAL
                                               --------    --------    --------
     Net sales                                 $  3,379    $  1,165    $  4,544
     Operating (loss) income                       (578)        104        (474)
     Depreciation                                   154          48         202
     Interest expense                               148          18         166


     Total assets for reportable segments      $ 12,461    $  6,110    $ 18,571
     Elimination of investment in subsidiary                             (4,809)
     Condensed consolidated total assets                               $ 13,762
                                                                       ========


                                                      THREE MONTHS ENDED
                                                        AUGUST 31, 2001
                                               --------------------------------
                                               GOLF CLUB   GOLF CLUB
                                                SHAFTS      GRIPS       TOTAL
                                               --------    --------    --------
     Net sales                                 $  5,858    $    807    $  6,665
     Operating loss                                (217)       (209)       (426)
     Depreciation                                   157          56         213
     Interest expense                               155          15         170


     Total assets for reportable segments      $ 13,632    $  6,349    $ 19,981
     Elimination of investment in subsidiary                             (4,821)
     Condensed consolidated total assets                               $ 15,160
                                                                       ========

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

14.  CORPORATE RESTRUCTURING (CONTINUED)

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

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2001 --

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

PROVISION FOR INCOME TAXES. . Income tax provisions of $0 and $806,000 were recorded during the three months ended August 31, 2002 and 2001, respectively. As of May 31, 2001, the Company had recorded deferred tax assets of $800,000, net of a valuation allowance of $1,700,000. Due to the loss recognized during the fiscal year ending May 31, 2002, the valuation allowance was increased to fully offset the recorded deferred tax assets based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. No adjustments to the valuation allowance on deferred tax assets were recorded during the three-month period ended August 31, 2002.

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

         [SIGNATURES AND CERTIFICATIONS HAVE BEEN INTENTIONALLY OMITTED]

                [SEE SIGNATURES TO AMENDMENT NO. 1 TO FORM 10-Q
                      AND CERTIFICATIONS SET FORTH BELOW]

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

3.2       Amended and Restated Bylaws of Royal Precision, Inc.           *
          (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated January 28, 2002)

4.1       See Articles FOUR, FIVE and SEVEN of the Amended and
          Restated Certificate of Incorporation of the registrant at Exhibit 3.1.

4.2       See Article I, Sections 2.1 and 2.2 of Article II and          *
          Sections 7.3 and 7.10 of Article VII of the Bylaws of
          Royal Precision, Inc. (incorporated by reference to
          Exhibit 3.2 to the Form S-4).

4.3       See Section 7.5 of the Amended and Restated Credit and         *
          Security Agreement dated as of August 9, 2002 among FM
          Precision Golf Manufacturing Corp. and FM Precision
          Golf Sales Corp. and Wells Fargo Business Credit, Inc.
          (incorporated by reference to Exhibit 10.63 to the Company's Form 10-K for the year ended May 31, 2002).

4.4       See Section 7.5 of the Second Amended and Restated             *
          Credit and Security Agreement dated August 9, 2002 among Royal Grip, Inc., Royal Grip Headwear Company and
          Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.64 to the Company's Form 10-K for the year ended May 31, 2002.

10.1      Form of Conversion Agreement between the Company and           *
          several lenders dated as of August 9, 2002 with schedule setting forth material details in which such documents differ from the form attached (incorporated by reference to Exhibit 32 to Amendment No. 3 of
          Schedule 13D of Richard P. Johnston, et al, dated
          August 12, 2002).

* Incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 3, 2002               ROYAL PRECISION, INC.
                                      (the "Registrant")


                                      By  /s/ John C. Lauchnor
                                          --------------------------------------
                                          John C. Lauchnor, President and Chief
                                          Executive Officer (Principal Executive
                                          Officer)


                                      By: /s/ Frank Mertes
                                          --------------------------------------
                                          Frank Mertes, Vice President - Finance
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

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

Date: December 3, 2002                  /s/ Frank Mertes
                                        ----------------------------------------
                                        Frank Mertes, Vice President - Finance,
                                        Chief Financial Officer