Form 10-K/A
period 2002-05-31
ROYAL PRECISION INC
filed 2002-12-27
CIK 1016395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A-3

                     AMENDMENT NO. 3 TO REPORT ON FORM 10-K

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

     Documents incorporated by reference: None

                             AMENDMENTS TO FORM 10-K

     This Amendment No. 3 to Form 10-K ("Amendment No. 3") is being filed for the purposes set forth in paragraphs (a) and (b) below:

     (a) This  Amendment  No. 3 is being filed for the  purpose of amending  the
Exhibit Index contained in Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K as follows:

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     * * *

     The entry for Exhibit 10.62 of Item 14(c) is hereby amended and restated in its entirety to read as follows:

     "10.62 Royal Precision Executive Bonus Program for Fiscal Year 2003 ** Filed herewith

     ----------
     ** Certain portions of this compensatory plan for executive officers publicly filed have been omitted based upon a request for confidential treatment filed with the Commission. The confidential portion has been omitted and filed separately with the Commission."

     (b) This Amendment No. 3 is also being filed for the purposes of (i) filing a replacement exhibit 10.62 in Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K from which less information has been omitted (based upon the Company's request for confidential treatment) than was omitted from the form of exhibit 10.62 which was included in the original report on Form 10-K filed on August 22, 2002 and incorporated by reference into the Amendment No. 2 to Form 10-K filed December 6, 2002, and (ii) adding on the replacement exhibit a notation as instructed by the Staff of the Securities and Exchange Commission in response to the Company's request for confidential treatment filed with the original Form 10-K as follows:

     "** Certain portions of this compensatory plan for executive officers publicly filed have been omitted based upon a request for confidential treatment filed with the Commission. The confidential portion has been omitted and filed separately with the Commission."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 2002                ROYAL PRECISION, INC.
                                        (the "Registrant")

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


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of December, 2002.


NAME                                  TITLE (CAPACITY)
----                                  ----------------

/s/ John C. Lauchnor                  President and Chief Executive Officer
------------------------------        (principal executive officer)
John C. Lauchnor


/s/ Frank W. Mertes *                 Vice President-Finance, Chief Financial
------------------------------        Officer (principal financial officer
Frank W. Mertes                       and principal accounting officer)


/s/ Richard P. Johnston *             Director
------------------------------
Richard P. Johnston


/s/ David E. Johnston *               Director
------------------------------
David E. Johnston


/s/ Charles S. Mechem, Jr. *          Director
------------------------------
Charles S. Mechem, Jr.


/s/ Christopher A. Johnston *         Director
------------------------------
Christopher A. Johnston


/s/ Kenneth J. Warren *               Director
------------------------------
Kenneth J. Warren

* John C. Lauchnor, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a Power of Attorney duly executed by such persons.

By: /s/ John C. Lauchnor
    ----------------------------------
    John C. Lauchnor, Attorney in Fact

                                 CERTIFICATIONS

I, John C. Lauchnor, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Royal Precision, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report.

Date: December 27, 2002

                                        /s/ John C. Lauchnor
                                        ----------------------------------------
                                        John C. Lauchnor, President,
                                        Chief Executive Officer

I, Frank Mertes, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Royal Precision, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report.

Date: December 27, 2002

                                        /s/ Frank Mertes
                                        ----------------------------------------
                                        Frank Mertes, Vice President - Finance,
                                        Chief Financial Officer

                                  EXHIBIT INDEX


10.62          Royal Precision Executive Bonus                    Filed herewith
                 Program for Fiscal Year 2003**

----------
** [Replacement version of Exhibit 10.62 -- compensatory plan for executive officers publicly filed -- from which certain portions have been omitted based upon a request for confidential treatment filed with the Commission. The confidential portion has been omitted and filed separately with the Commission.]