Form 10-Q
period 2002-11-30
ROYAL PRECISION INC
filed 2003-01-13
CIK 1016395

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2002 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Title of each class                    Outstanding at January 10, 2003
          -------------------                    -------------------------------
     Common Stock, par value $0.001                     12,718,877 Shares

ITEM 1. FINANCIAL STATEMENTS.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                         NOVEMBER 30,   MAY 31,
                                                             2002        2002
                                                           --------    --------
ASSETS                                                   (unaudited) (unaudited)
Current assets
   Cash                                                    $    271    $      6
   Accounts receivable, net of allowance for doubtful
     accounts of $171 and $194 at November 30, 2002
     and May 31, 2002, respectively                           4,300       3,518
   Inventories                                                3,546       4,363
   Other current assets                                         540         387
                                                           --------    --------
Total current assets                                          8,657       8,274

Property, plant and equipment, net                            5,212       5,543
Goodwill, net                                                 1,250       1,250
Other assets                                                     88         101
                                                           --------    --------

Total assets                                               $ 15,207    $ 15,168
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                        $  2,444    $  2,197
   Accrued salaries and benefits                                554         520
   Accrued pension liability                                    266         364
   Accrued restructuring costs                                  186         376
   Accrued environmental costs                                  179         212
   Other accrued expenses                                       579         422
   Current portion of long-term debt                          6,458       1,272
                                                           --------    --------
Total current liabilities                                    10,666       5,363

Long-term debt, less the current portion                      1,512       5,808
Subordinated debt                                                --         425
                                                           --------    --------
Total liabilities                                            12,178      11,596

Commitments and Contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 1,000,000 shares
     authorized; no shares issued                                --          --
   Common stock, $0.001 par value; 15,000,000 shares
     authorized (increased from 10,000,000 on
     September 25, 2001); 12,718,877 and 10,954,597
     shares issued and outstanding at November 30, 2002
     and May 31, 2002, respectively                              13          11
   Additional paid-in capital                                17,402      16,562
   Accumulated deficit                                      (14,304)    (12,919)
   Accumulated other comprehensive loss                         (82)        (82)
                                                           --------    --------

Total stockholders' equity                                    3,029       3,572
                                                           --------    --------

Total liabilities and stockholders' equity                 $ 15,207    $ 15,168
                                                           ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               --------------------------    --------------------------
                                                               NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                                   2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------
                                                               (unaudited)    (unaudited)    (unaudited)    (unaudited)
Net Sales
  Golf club shafts                                             $     4,783    $     3,786    $     8,162    $     9,644
  Golf club grips                                                      728            689          1,893          1,496
                                                               -----------    -----------    -----------    -----------
                                                                     5,511          4,475         10,055         11,140
                                                               -----------    -----------    -----------    -----------
Cost of sales
  Golf club shafts                                                   4,314          3,237          7,565          7,859
  Golf club grips                                                      563            575          1,385          1,259
                                                               -----------    -----------    -----------    -----------
                                                                     4,877          3,812          8,950          9,118
                                                               -----------    -----------    -----------    -----------

      Gross profit                                                     634            663          1,105          2,022

Selling, general and administrative expenses,
  including restructuring costs of $887,000
  during the three months ended November 31, 2001                    1,096          2,254          2,041          4,039
                                                               -----------    -----------    -----------    -----------

      Operating loss                                                  (462)        (1,591)          (936)        (2,017)

Other (income) expense
  Interest expense                                                     127            213            293            383
  Other (income) expense                                               118            (13)           156            (57)
                                                               -----------    -----------    -----------    -----------

Loss before provision for income taxes                                (707)        (1,791)        (1,385)        (2,343)

Provision for income taxes                                              --             --             --            806
                                                               -----------    -----------    -----------    -----------
Loss before cumulative effect of change in
  accounting principle                                                (707)        (1,791)        (1,385)        (3,149)

Cumulative effect of change in accounting principle                     --             --             --          5,937
                                                               -----------    -----------    -----------    -----------
      Net loss                                                 $      (707)   $    (1,791)   $    (1,385)   $    (9,086)
                                                               ===========    ===========    ===========    ===========
Basic and diluted loss per share
  Loss before cumulative effect of change in
    accounting principle                                       $     (0.06)   $     (0.32)   $     (0.11)   $     (0.55)
  Cumulative effect of change in accounting principle                   --             --             --          (1.05)
                                                               -----------    -----------    -----------    -----------
      Net loss                                                 $     (0.06)   $     (0.32)   $     (0.11)   $     (1.60)
                                                               ===========    ===========    ===========    ===========
Common shares used to compute per share information
  Basic                                                             12,719          5,682         12,044          5,682
                                                               ===========    ===========    ===========    ===========
  Diluted                                                           12,719          5,682         12,044          5,682
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

                     ROYAL PRECISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             SIX MONTHS ENDED
                                                                        --------------------------
                                                                        NOVEMBER 30,  NOVEMBER 30,
                                                                           2002           2001
                                                                        ----------     ----------
                                                                        (unaudited)    (unaudited)
OPERATING ACTIVITIES
  Net loss                                                              $   (1,385)    $   (9,086)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                              402            427
    Increase in valuation allowance for deferred income tax assets              --            806
    Accretion of discount on subordinated debt                                  --             35
    Impairment of goodwill                                                      --          5,937
    Stock based compensation                                                    --             23
    Amortization of deferred debt cost                                         117             --
    Loss on impairment or sale of equipment                                     13              7
    Change in operating assets and liabilities:
      Accounts receivable, net                                                (782)         2,576
      Inventories                                                              817           (179)
      Other assets                                                             145             65
      Accounts payable and accrued expenses                                    132            578
                                                                        ----------     ----------

Net cash (used) provided by operating activities                              (541)         1,189
                                                                        ----------     ----------
INVESTING ACTIVITIES
  Purchases of machinery and equipment                                         (84)          (317)
  Proceeds from sale of machinery and equipment                                 --             22
                                                                        ----------     ----------

Net cash used by investing activities                                          (84)          (295)
                                                                        ----------     ----------
FINANCING ACTIVITIES
    Borrowings (repayments) under lines-of-credit, net                       1,211         (1,473)
    Proceeds from issuance of subordinated debt and warrant                     --          1,000
    Repayments of long-term debt                                              (321)          (430)
                                                                        ----------     ----------

Net cash provided (used) by financing activities                               890           (903)
                                                                        ----------     ----------

Change in cash                                                                 265             (9)

Cash at beginning of period                                                      6             33
                                                                        ----------     ----------

Cash at end of period                                                   $      271     $       24
                                                                        ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                              $      293     $      398
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

Loss per share amounts for the three and six-month periods ended November 30, 2002 and 2001 were not affected by outstanding options, warrants and convertible debt securities because their effect was anti-dilutive. The number of shares used in computing (loss) per share amounts are as follows (in thousands):

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                -------------------------   -------------------------
                                                NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30,
                                                   2002          2001           2002          2001
                                                -----------   -----------   -----------   -----------
Basic:
Average common shares outstanding                    12,719         5,682        12,044         5,682

Diluted:
Dilutive effect of stock options and warrants            --            --            --            --
                                                -----------   -----------   -----------   -----------

Average common shares outstanding                    12,719         5,682        12,044         5,682
                                                ===========   ===========   ===========   ===========

6.   INVENTORIES

Inventories, net of valuation allowances, consisted of the following (in thousands):

                                                     NOVEMBER 30,      MAY 31,
                                                        2002            2002
                                                       ------          ------
Raw materials                                          $  381          $  315
Work-in-process                                         1,147             940
Finished goods                                          2,018           3,108
                                                       ------          ------

                                                       $3,546          $4,363
                                                       ======          ======

7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                     NOVEMBER 30,      MAY 31,
                                                        2002            2002
                                                     -----------    -----------
Land                                                 $       123    $       123
Furniture, fixtures and office equipment                     599            599
Building and improvements                                    912            912
Machinery and equipment                                    5,624          5,624
Equipment held for sale                                      105            117
Construction in progress                                     709            626
                                                     -----------    -----------
                                                           8,072          8,001
Accumulated depreciation                                  (2,860)        (2,458)
                                                     -----------    -----------

                                                     $     5,212    $     5,543
                                                     ===========    ===========

Depreciation expense for the six months ended November 30, 2002 and 2001 was $402,000 and $427,000, respectively.

8.   BANK BORROWING ARRANGEMENTS

On August 9, 2002, the Company refinanced its bank debt. In connection therewith, the Company executed an Amended and Restated Credit and Security Agreement (the Agreement). The Agreement includes lines-of credit and term loans. The lines-of-credit are subject to renewal in July 2003. The Company has a right to extend the maturity date through July 2004 provided certain requirements are met. The term loans mature in September 2004. The effects of the refinancing have been retroactively applied to May 31, 2002.

Long-term debt consists of the following (in thousands):

                                                      NOVEMBER 30,      MAY 31,
                                                         2002            2002
                                                      -----------    -----------
Lines-of-credit                                       $     5,816    $     4,605
Term loans                                                  2,154          2,475
                                                      -----------    -----------
                                                            7,970          7,080

Current portion                                             6,458          1,272
                                                      -----------    -----------

Total long-term debt                                  $     1,512    $     5,808
                                                      ===========    ===========

Scheduled annual maturities of debt for the years ending May 31, 2003 and 2004 are $6,458,000 and $1,512,000, respectively.

Under the Agreement, a maximum of $6,500,000 may be borrowed under the lines-of-credit using a formula based on accounts receivable, inventories and letters of credit. Amounts borrowed under the lines-of-credit bear interest at rates ranging from prime to prime plus 3.00%. The term loans bear interest at rates ranging from prime plus 3.25% to prime plus 3.75%. Substantially all assets are pledged as collateral for borrowings under the Agreement. The Agreement also provides for certain financial covenants relating to the amounts of net losses and net assets.

In connection with the Agreement certain stockholders were required to provide letters of credit by the lender. The fair value of $400,000 for providing these letters of credit has been recorded as a contribution to capital with a corresponding charge to deferred debt costs. The deferred debt costs are being amortized over the term of the related debt.

9.   SUBORDINATED DEBT

During the fiscal year ended May 31, 2002, the Company issued to The Johnston Family Charitable Foundation ("Johnston Foundation"), a related party entity, a subordinated promissory note (the "Subordinated Note") for $1,250,000 and a warrant to purchase up to 300,000 shares of common stock at $0.25 per share. An estimated fair value of $322,000 was assigned to the warrant which is exercisable over a ten year period. Additionally, in the event of default by the Company on the Subordinated Note, the Johnston Foundation had an option to convert the Subordinated Note into Company common stock at an exchange ratio of $0.25 per share with respect to any outstanding principal and accrued interest that was not repaid in full. Subsequently, during the remainder of the fiscal year ended May 31, 2002, the Johnston Foundation exercised warrants to purchase 147,808 shares of common stock for $37,000. In February 2002, the Company was not in compliance with certain financial bank loan covenants that resulted in the Company defaulting on the Subordinated Note. As a result of this default and in connection with the April 10, 2002 amendment to its bank credit facilities the bank required that as a condition to the execution by the bank of the amendments, the Johnston Foundation convert the Subordinated Note and the outstanding interest accrued through March 31, 2002 into Company common stock. On April 10, 2002, the Johnston Foundation converted the Subordinated Note and accrued interest thereon of $28,493 into 5,113,972 shares of Company common stock. In connection therewith, additional interest expense of $1,071,000 was recognized, including $928,000 applicable to the contingent beneficial conversion feature of the Subordinated Note and $143,000 of unamortized discount associated with the detached warrant in accordance with EITF 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS and EITF 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS.

Also, during the fiscal year ended May 31, 2002 the Company completed a private placement of subordinated promissory notes (the Additional Subordinated Notes) in the aggregate amount of $425,000 with certain members of the board of directors of the Company or such individuals' affiliated entities. These notes bore interest at 13% and were due in full on October 26, 2002 and were subordinate to both the FMP and RG bank credit facilities. The holders of the Additional Subordinated Notes also received warrants to purchase an aggregate of 102,000 shares of Company common stock at a price of $0.25 per share. The warrants may be exercised for a ten-year period. Additionally, the holders of the Additional Subordinated Notes have options to convert these notes into Company common stock at an exchange ratio of $0.25 per share. Using the Black Scholes option-pricing model warrants granted to the holders of the Additional Subordinated Notes were deemed to have no value. On February 28, 2002, the commitment date of the Additional Subordinated Notes, the Company's common Stock had a fair value of $0.20 per share, as such, the conversion feature was also deemed to have no value.

In connection with the August 9, 2002 refinancing, the Additional Subordinated Notes of $425,000 and accrued interest of $16,070 were converted into 1,764,280 shares of common stock. Accordingly, the Additional Subordinated Notes have been classified as long-term debt as of May 31, 2002.

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

Selected segment information follows (in thousands):

                                                 THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                  NOVEMBER 30, 2002                              NOVEMBER 30, 2002
                                        ---------------------------------------       ---------------------------------------
                                         Golf        Golf                              Golf        Golf
                                         Club        Club       Un-                    Club        Club      Un-
                                        Shafts       Grips   allocated    Total       Shafts       Grips  allocated     Total
                                        ------       -----   ---------    -----       ------       -----  ---------     -----
Net sales                              $  4,783    $    728   $     --   $  5,511    $  8,162    $  1,893   $     --   $ 10,055
Operating (loss) income                    (566)        104         --       (462)     (1,072)        136         --       (936)
Depreciation                                152          48         --        200         306          96         --        402
Interest expense                            109          18         --        127         264          29         --        293


Total assets for reportable segments                                                 $ 13,815    $  6,201   $     --   $ 20,016

Elimination of investment in
  subsidiary                                                                                                             (4,809)
                                                                                                                       --------
Condensed consolidated total assets                                                                                    $ 15,207
                                                                                                                       ========

                                                 THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                  NOVEMBER 30, 2001                              NOVEMBER 30, 2001
                                        ---------------------------------------       ---------------------------------------
                                         Golf        Golf       (A)                    Golf        Golf      (A)
                                         Club        Club       Un-                    Club        Club      Un-
                                        Shafts       Grips   allocated    Total       Shafts       Grips  allocated     Total
                                        ------       -----   ---------    -----       ------       -----  ---------     -----
Net sales                              $  3,786    $    689   $     --   $  4,475    $  9,644    $  1,496   $     --   $ 11,140
Operating (loss) income                    (589)       (115)      (887)    (1,591)       (806)       (324)      (887)    (2,017)
Depreciation                                156          58         --        214         313         114         --        427
Interest expense                            167          11         35        213         322          26         35        383


Total assets for reportable segments                                                 $ 12,391    $  9,357   $     --   $ 21,748

Elimination of investment in
  subsidiary                                                                                                             (5,894)
                                                                                                                       --------
Condensed consolidated total assets                                                                                    $ 15,854
                                                                                                                       ========

(A) "Unallocated" for the three and six- month periods ended November 30, 2001 includes costs associated with a corporate restructuring and accretion of debt which are not allocated to the operating segments.

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

Environmental costs, net of recoveries, related to the various matters discussed above totaled $0 and $15,000, during the three-month periods ended November 30, 2002 and 2001, respectively, and $0 and $45,000, during the six-month periods ended November 30, 2002 and 2001, respectively.

12.  VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

As of May 31, 2001, the Company had recorded deferred income tax assets of $806,000, net of a valuation allowance of $1,745,000. Due to the loss recognized during the three months ended August 31, 2001 and the then expected losses to be incurred during the fiscal year ending May 31, 2002, including corporate restructuring charges, management concluded that it would be unlikely that the Company would generate taxable income during the fiscal year ending May 31, 2002. Therefore, the valuation allowance was increased to fully offset the recorded deferred income tax assets based on the more likely than not criteria for realizability of deferred income tax assets established in SFAS 109. This increase in the valuation allowance is reflected as a provision for income taxes of $806,000 during the six-month period ended November 30, 2001 in the accompanying condensed consolidated statement of operations.

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

During the fiscal year ended May 31, 2002, the Company recorded a restructuring charge of approximately $1,313,000 for various costs as shown below. Of these costs, $887,000 were recognized through November 30, 2001 and the balance of $462,000 recognized subsequently through May 31, 2002. Of the amount expensed, $1,290,000 represents cash costs, of which $1,104,000 has been paid through November 30, 2002 ($914,000 paid through May 31, 2002).

     Employee severance                                       $  752,000
     Lease obligation                                            347,000
     Employee hiring and relocation costs                        166,000
     Other                                                        48,000
                                                              ----------
                                                              $1,313,000
                                                              ==========

The employment of approximately 25 individuals who performed administrative, sales, marketing, customer service and accounting functions at the Company's corporate headquarters in Scottsdale, Arizona was terminated as a result of the restructuring. The affected employees received severance benefits of approximately $649,000 and $103,000 in fiscal years 2002 and 2003, respectively.

The lease term of the Company's former corporate headquarters in Scottsdale, Arizona continues through May 2004. The Company's monthly rent, net of sub-leases, is approximately $17,000 through December 2002, and reduced to approximately $8,000 for the remaining term of the lease. The aggregate rental obligation over the remaining term of the lease as of November 30, 2002 is approximately $410,000. The Company had accrued the estimated expense associated with this lease of $347,000 as part of the restructuring. Of this amount $186,000 remained unpaid as of November 30, 2002 ($273,000 as of May 31, 2002).

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

Forward-looking statements are based on the current beliefs and expectations of the Company's management and are subject to significant risks, uncertainties and other factors, which may cause actual results, performance, or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect the Company's results and cause them to be materially different from those contained in the forward-looking statements include: uncertainties relating to general economic conditions; the Company's dependence on discretionary consumer spending; the Company's dependence on demand from original equipment manufacturers ("OEMs"); the Company's dependence on international sales; the cost and availability of raw materials; the timeliness and market acceptance of the Company's new product introductions; the competitive environment in which the Company operates; seasonality of sales, which results in fluctuations in operating results; the Company's ability to protect its intellectual property rights; the Company's reliance on third party suppliers; changes in the financial markets relating to the Company's capital structure and cost of capital; increased costs related to environmental regulations and/or the failure of third parties to fulfill their indemnification and remediation obligations to the Company; work stoppages or slowdowns; the Company's ability to successfully launch new products; the willingness of the Company's lenders to modify the terms of existing credit facilities and other factors that management is currently unable to identify or quantify, but may arise or become known in the future. A discussion of these and other factors that could cause the Company's results to differ materially from those described in the forward-looking statements can be found in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the year ended May 31, 2002, as amended.

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

Operating results may be affected by certain accounting estimates. The most significant accounting estimates in the financial statements relate to asset valuation allowances (slow moving and obsolete inventories, accounts receivable, deferred income tax assets, property plant and equipment and goodwill) and accruals for restructuring and environmental costs. Management critically evaluates the Company's estimates to establish its reserves and needed accruals. To the extent these estimates change, net income will be affected in the period these changes are determined.

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001 --

NET SALES. Net sales for the three months ended November 30, 2002 were $5,511,000, an increase of $1,036,000 or 23% from net sales of $4,475,000 during the corresponding period in 2001. Net sales of golf club shafts increased by $997,000 or 26% and net sales of golf club grips increased by $39,000 or 6%. The Company has experienced an overall increase in sales which management attributes to successful sales and marketing efforts.

COST OF SALES. Cost of goods sold for the three months ended November 30, 2002 was $4,877,000, an increase of $1,065,000 or 28% from cost of goods sold of $3,812,000 during the corresponding period in 2001 primarily as a result of lower total net sales. The cost of golf club shafts sales increased by $1,077,000 or 33% and the cost of golf club grips sales decreased by $12,000 or 2%. The increase in the cost golf club shafts sales resulted from a greater quantity of shafts sold. The decrease in the cost of golf club grip sales is the result of reduced material costs.

GROSS PROFIT. Gross profit for the three months ended November 30, 2002 was $634,000, a decrease of $29,000 or 4% under gross profit of $663,000 during the corresponding period in 2001. Gross profit from sales of golf club shafts decreased by $80,000 or 15% to $469,000. Expressed as a percentage of sales, the gross profit from sales of golf club shafts decreased from 15% to 10%. Gross profit during the three months ended November 30, 2002 was negatively impacted by lower average selling prices as compared to the corresponding 2001 period. Gross profit from sales of golf club grips increased by $51,000 or 45% to $165,000. Expressed as a percentage of sales, the gross profit from sales of golf club grips increased from 17% to 23% due to reduced material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended November 30, 2002 were $1,096,000, a decrease of $1,158,000 or 51% from selling, general and administrative expenses of $2,254,000 during the corresponding period in 2001. This decrease is primarily due to the inclusion of $887,000 in restructuring costs in the three months ended November 30, 2001 and reduced spending on sales and marketing activities of $96,000 during the three-month period ended November 30, 2002, compared to last year.

INTEREST EXPENSE. Interest expense for the three months ended November 30, 2002 was $127,000, a decrease of $86,000 or 40% from interest expense of $213,000 during the corresponding period in 2001. The decrease is attributable to lower borrowings on the Company's lines of credit and by a decline in the prime interest rate and the rate charged by the Company's lender.

OTHER (INCOME) AND EXPENSE. Other (income) and expense for the three months ended November 30, 2002 and 2001 were $118,000 and $(13,000), respectively. The three-month period ended November 30, 2002 is principally comprised of amortization of debt cost of $100,000, while the income for the three months ended November 30, 2001 is principally royalties earned on sales of headwear products which royalty provisions expired during this time period.

SIX MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2001 --

NET SALES. Net sales for the six months ended November 30, 2002 were $10,055,000, a decrease of $1,085,000 or 10% from net sales of $11,140,000 during the corresponding period in 2001. Net sales of golf club shafts decreased by $1,482,000 or 15% and net sales of golf club grips increased by $397,000 or 27%. The Company has experienced an overall decline in sales and a shift in the mix of products sold which management attributes to the softening economy and a lower demand for high-end sports and leisure consumer products. This is offset by an increase in overall sales during the second quarter of fiscal year 2003 as compared to the corresponding quarter in fiscal year 2002, which management attributes to successful sales and marketing efforts. This change in product mix has negatively impacted the Company's average selling prices and profit margins.

COST OF SALES. Cost of goods sold for the six months ended November 30, 2002 was $8,950,000, a decrease of $168,000 or 2% from cost of goods sold of $9,118,000 during the corresponding period in 2001 primarily as a result of lower total net sales. The cost of golf club shafts sales decreased by $294,000 or 4% and the cost of golf club grips sales increased by $126,000 or 10%. Reduced production needs at the Company's manufacturing facility during the first quarter ended August 31, 2002 compared to the corresponding period last year resulted in fixed manufacturing costs being spread over a decreased number of units and a higher unit cost for the shafts manufactured.

GROSS PROFIT. Gross profit for the six months ended November 30, 2002 was $1,105,000, a decrease of $917,000 or 45% under gross profit of $2,022,000 during the corresponding period in 2001. Gross profit from sales of golf club shafts decreased by $1,188,000 or 67% to $597,000. Expressed as a percentage of sales, the gross profit from sales of golf club shafts decreased from 19% to 7%. Gross profit during the six months ended November 30, 2002 was negatively impacted by a change in the mix of products sold and a reduction in manufacturing output as compared to the corresponding 2001 period. Gross profit from sales of golf club grips increased by $271,000 or 114% to $508,000. Expressed as a percentage of sales, the gross profit from sales of golf club grips increased from 16% to 27% due to reduced unit cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended November 30, 2002 were $2,041,000, a decrease of $1,998,000 or 49% from selling, general and administrative expenses of $4,039,000 during the corresponding period in 2001. This decrease is primarily due to the inclusion of $887,000 in restructuring costs in the six months ended November 30, 2001 and reduced spending on television and print advertising costs of $440,000 during the three-month period ended November 30, 2002 compared to last year.

INTEREST EXPENSE. Interest expense for the six months ended November 30, 2002 was $293,000, a decrease of $90,000 or 23% from interest expense of $383,000 during the corresponding period in 2001. The decrease is attributable to lower borrowings on the Company's lines of credit and by a decline in the prime interest rate and the rate charged by the Company's lender.

OTHER (INCOME) AND EXPENSE. Other (income) and expense for the six months ended November 30, 2002 and 2001 were $156,000 and $(57,000), respectively. The six-month period ended November 30, 2002 is principally comprised of amortization of debt cost of $117,000, while the income for the six months ended November 30, 2001 is principally royalties earned on sales of headwear products which royalty provisions expired during this time period.

PROVISION FOR INCOME TAXES. Income tax provisions of $0 and $806,000 were recorded during the six months ended November 30, 2002 and 2001, respectively. As of May 31, 2001, the Company had recorded deferred tax assets of $800,000, net of a valuation allowance of $1,700,000. Due to the loss recognized during the fiscal year ending May 31, 2002, the valuation allowance was increased to fully offset the recorded deferred tax assets based on the more likely than not criteria for realizability of deferred tax assets established in SFAS 109. No adjustments to the valuation allowance on deferred tax assets were recorded during the six-month period ended November 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES --

At November 30, 2002, the Company had negative working capital of $2,011,000 and a current ratio of 0.8 to 1 as compared to positive working capital of $2,911,000 and a current ratio of 1.5 to 1 at May 31, 2002. This decline in working capital is primarily a result of the line of credit becoming current. The lines of credit are subject to renewal in July 2003. The Company has the right to extend the maturity date through August 2004 provided certain requirements are met, including an extended letter of credit from certain stockholders.

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

The Company's bank credit facility includes two lines of credit and two term loans. The outstanding principal balance of the term loans at November 30, 2002 was $2,154,000. The term loans are due in monthly principal installments of $53,517 until August 2004 with a final principal payment of $1,030,150 at their maturity in September 2004. The term loans bear interest at rates ranging from prime plus 3.25% to prime plus 3.75%. The outstanding balance on the lines of credit at November 30, 2002 was $5,816,000; the lines of credit are subject to renewal in July 2003. The Company has a right to extend the maturity date through July 2004 provided certain requirements are met. Amounts borrowed under the lines of credit bear interest at rates ranging from prime to prime plus 3.0%.

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

Also, during fiscal year 2002, the Company issued additional subordinated promissory notes (the "Additional Subordinated Notes") of $425,000 to certain members of the board of directors of the Company or such individuals' affiliated entities. The holders of the Additional Subordinated Notes also received warrants to purchase 102,000 shares of common stock. In connection with the August 9, 2002 refinancing, the Additional Subordinated Notes and accrued interest of $16,070 were converted into 1,764,280 shares of common stock. Accordingly, the Additional Subordinated Notes have been classified as long-term debt as of May 31, 2002. See Note 9 to the condensed consolidated financial statements contained herein.

The Company believes that its existing lines-of-credit are sufficient to fund the planned operating needs for its business through the July 2003 renewal period of its current lines-of credit, assuming that management's expectations regarding results of operations are realized. The Company also believes that it will be able to renew its existing lines-of-credit during the July 2003 renewal period assuming that either management's expectations regarding results of operations are realized so as to yield additional cash, the Company's needs for cash in addition to cash generated by operations are reduced or certain stockholders choose to extend their letters of credit as provided for in the current lending agreement. If these developments are not realized, the Company will be required to obtain additional capital. There can be no assurance that the Company will be able to do so. Failure to do so will have a material adverse effect on the Company's financial condition. The Company has noted a recent trend that the Company's customers have expressed an uncharacteristic reluctance to commit to sales on any more than a short-term basis. The Company believes that this is due to the uncertainties in the economy. Failure to obtain the Company's expected sales levels will have a material adverse effect on the Company's financial condition. Existing lines of credit enable the Company to borrow a maximum of $6,500,000 using a formula based on accounts receivable, inventories and letters of credit. Major stockholders, Richard P. Johnston and Christopher A. Johnston, provided the letters of credit. Those stockholders are not obligated to extend their letters of credit beyond August 9, 2003 and there can be no assurance that they will elect to do so.

During the six month period ended November 30, 2002, net cash used by operating activities was $541,000. This included a net loss of $1,385,000 for the six months ended November 30, 2002 and an increase in net accounts receivable of $782,000 which was off-set by a reduction in inventory levels of $817,000.

Net cash used in investing activities for the six-month period ended November 30, 2002 was $84,000 and was used for the purchase of machinery and equipment.

Net cash  provided  in  financing  activities  for the  six-month  period  ended
November 30, 2002 was $890,000 and was the result of the net borrowings on lines-of-credit of $1,211,000 and repayments of term debt of $321,000.

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

ITEM 4. CONTROLS AND PROCEDURES

As of a date within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer had reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, which included inquiries made to certain other of its employees. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and sufficient to ensure that the Company record, process, summarize and report information required to be disclosed in the Company's periodic Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     As previously reported, on August 30, 2002, the Company received a revised offer from Royal Associates, Inc. ("RA") for the acquisition of those shares of common stock of the Company owned by public stockholders (excluding stockholders who are stockholders of RA, persons associated with RA and certain other stockholders designated by RA) pursuant to which a wholly-owned subsidiary of RA would be merged with and into the Company, in a cash-out merger in which the public stockholders of the Company would receive a price of $0.10 per share in cash. On September 12, 2002, the Company, RA and a wholly-owned subsidiary of RA entered into an Agreement and Plan of Merger. The transaction remains subject to approval of the Company's stockholders which is anticipated to occur on February 4, 2003. On January 2, 2003, the Company, RA and other filing persons filed a Definitive Schedule 13E-3 Transaction Statement and the Issuer filed its
Schedule 14C revised Definitive Information Statement with the Securities and Exchange Commission.

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

     (b)  Reports on Form 8-K.

     Reports on Form 8-K were filed by the Registrant as follows:

          (i) Report dated September 12, 2002, in response to Item 9, Regulation FD Disclosure, announcing that the Company had entered into an Agreement and Plan of Merger with Royal Associates, Inc.

          (ii) Report dated October 11, 2002, in response to Item 9, Regulation FD Disclosure, reporting that the certification of the chief executive officer and chief financial officer accompanied the Company's Form 10-Q for the quarter ended August 31, 2002.

          (iii) Report dated December 6, 2002, in response to Item 9, Regulation FD Disclosure, reporting that the certification of the chief executive officer and chief financial officer accompanied the Company's Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2003                 ROYAL PRECISION, INC.
                                        (the "Registrant")

                                        By /s/ John C. Lauchnor
                                           -------------------------------------
                                           John C. Lauchnor, President and Chief
                                           Executive Officer (Principal
                                           Executive Officer)

                                        By /s/ Frank W. Mertes
                                           -------------------------------------
                                           Frank W. Mertes, Vice President -
                                           Finance (Principal Financial Officer
                                           and Principal Accounting Officer)

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


Date: January 13, 2003                  /s/ John C. Lauchnor
                                        ----------------------------------------
                                        John C. Lauchnor, President,
                                        Chief Executive Officer

I, Frank W. Mertes, certify that:

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


Date: January 13, 2003                  /s/ Frank W. Mertes
                                        ----------------------------------------
                                        Frank Mertes, Vice President - Finance,
                                        Chief Financial Officer

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

*    Incorporated by reference.